Form 10-Q
NOXSO CORP
filed 1996-05-20
CIK 314307

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

/X/     EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended March 31, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

/ /     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_________________to_________________

                           Commission file No. 0-17454

                                NOXSO CORPORATION
              Exact name of registrant as specified in its charter

                   VIRGINIA                             54-1118334
      State or other jurisdiction of         I.R.S. Employer Identification No.
      incorporation or organization

         2414 LYTLE ROAD
   BETHEL PARK, PENNSYLVANIA                                         15102
  Address of Principal executive offices                            Zip Code

Registrant's telephone number, including area code:  (412) 854-1200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

        As of May 14, 1996, the Company had 9,505,423 shares of Common Stock, $.01 par value, outstanding.

                                NOXSO CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                                       Page
                                                                                                                       ----
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets at March 31, 1996 and June 30, 1995                                        3

                  Consolidated Statements of Operations from August 28, 1979 (Date of Inception)
                           to March 31, 1996 and for the three months and nine months ended
                           March 31, 1996 and 1995                                                                       4

                  Consolidated Statements of Changes in Stockholders' Equity for the period
                           August 28, 1979 (Date of Inception) to March 31, 1996                                       5-7

                  Consolidated Statements of Cash Flows from August 28, 1979 (Date of Inception)
                           to March 31, 1996 and for the nine months
                           ended March 31, 1996 and 1995                                                                 8

                  Notes to Consolidated Financial Statements                                                          9-10

Item 2.           Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                                                      11-14

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                     15
Item 2.           Changes in Securities                                                                                 15
Item 3.           Defaults Upon Senior Securities                                                                       15
Item 4.           Submission of Matters to a Vote of Security Holders                                                   15
Item 5.           Other Information                                                                                     15
Item 6.           Exhibits and Reports on Form 8-K                                                                      15

                                NOXSO CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,           JUNE 30,
                                                    ASSETS                          1996                1995
                                                                                ------------        ------------
CURRENT ASSETS:
   Cash and equivalents                                                         $    115,322        $    461,360
   Bank certificate of deposit                                                     1,000,000           1,000,000
   Accounts receivable                                                             1,075,569           1,014,631
   Prepaid expenses and other current assets                                          13,058              20,612
                                                                                ------------        ------------
         Total Current Assets                                                      2,203,949           2,496,603
                                                                                ------------        ------------

PROPERTY AND EQUIPMENT:
   Equipment                                                                         341,936             341,936
   Furniture and Fixtures                                                            111,661              95,314
   Leasehold improvements                                                             16,646              16,646
   Construction in progress                                                        4,554,462             847,955
                                                                                ------------        ------------
                                                                                   5,024,705           1,301,851
   Less:  Accumulated depreciation                                                   401,295             378,889
                                                                                ------------        ------------
                                                                                   4,623,410             922,962
                                                                                ------------        ------------
OTHER ASSETS:
   Deposits                                                                            4,308               4,308
                                                                                ------------        ------------
         Total Assets                                                           $  6,831,667        $  3,423,873
                                                                                ============        ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                                $  2,674,000        $    915,000
   Accounts payable                                                                  535,212             693,426
   Accrued compensation                                                               16,879              28,259
   Advanced Billings                                                               1,238,381             194,575
   Other current liabilities                                                          92,354              81,984
                                                                                ------------        ------------
         Total Current Liabilities                                                 4,556,826           1,913,244
                                                                                ------------        ------------

OTHER LIABILITIES:
   Minority Interest in Consolidated Subsidiary                                        5,120                --

COMMITMENTS
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value:  Authorized,
     20,000,000 shares.  Issued 9,349,560 shares and
     9,098,810 shares, respectively                                                   93,496              90,988
   Paid-in capital                                                                13,914,770          12,932,394
   Deficit accumulated during the development stage                              (11,713,545)        (11,487,753)
                                                                                ------------        ------------
                                                                                   2,294,721           1,535,629
   Less:  Cost of 2,985 shares of common stock held in treasury                      (25,000)            (25,000)
                                                                                ------------        ------------
         Total Stockholders' Equity                                                2,269,721           1,510,629
                                                                                ------------        ------------
         Total Liabilities and Stockholders Equity                              $  6,831,667        $  3,423,873
                                                                                ============        ============

   See accompanying notes to financial statements

                               NOXSO CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Nine Months                      Three Months
                                               Date of Inception,        Ended March 31,                   Ended March 31,
                                                August 28, 1979,  -----------------------------     -----------------------------
                                                to Mar. 31, 1996      1996             1995              1996           1995
                                               -----------------  ------------     ------------     -------------    ------------
                                                (Not covered by
COSTS AND EXPENSES:                             auditor's report)
 Purchase of NOXSO Process                       $    260,625     $       --       $       --       $       --       $       --
 Contract development - concept testing             1,169,759             --               --               --               --
 Contract development - demonstration testing       1,727,715             --            698,925             --            442,560
 Designing, drafting and consulting                 1,107,296            4,755           30,049              402           16,299
 Supplies, instruments and equipment                1,948,882           14,358           81,659            5,920           37,245
 Depreciation and amortization                        522,237           22,405           23,985            8,892            8,061
 Other research and development                       386,309             --             37,241             --             17,837
 Salaries and benefits                              7,522,654           83,369        1,054,794           23,237          375,107
 Professional fees                                  1,573,535           25,064          125,581            8,969           54,020
 Rent                                                 511,166           25,084           94,386           10,929           31,530
 Other general and administrative                   3,177,140          104,458          405,673           54,581          144,244
                                                 ------------     ------------     ------------     ------------     ------------
TOTAL COSTS AND EXPENSES                           19,907,318          279,493        2,552,293          112,930        1,126,903
                                                 ------------     ------------     ------------     ------------     ------------

LESS FUNDING AND OTHER:
 Funding of research agreement                      1,200,000             --               --               --               --
 Reimbursement of project costs                     4,854,190             --            786,825             --            213,761
 Government grants                                  1,128,020             --             22,909             --               --
 Interest income                                    1,010,463           53,701           34,881           14,454           22,058
 Other                                                  7,085            4,820             --              4,820             --
                                                 ------------     ------------     ------------     ------------     ------------
TOTAL FUNDING AND OTHER                             8,199,758           58,521          844,615           19,274          235,819
                                                 ------------     ------------     ------------     ------------     ------------
MINORITY INTEREST IN NET INCOME
  OF CONSOLIDATED SUBSIDIARY                            4,820            4,820             --              4,820             --
                                                 ------------     ------------     ------------     ------------     ------------
NET LOSS                                         $(11,712,380)    $   (225,792)    $ (1,707,678)    $    (98,476)    $   (891,084)
                                                 ============     ============     ============     ============     ============
LOSS PER COMMON SHARE                                             $      (0.02)    $      (0.20)    $      (0.01)    $      (0.10)
AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                         9,250,316        8,689,000        9,346,080        8,693,000
                                                                  ============     ============     ============     ============

 See accompanying notes to financial statements.

               NOXSO CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31 1996

                                                                                        Stockholders' Equity
                                                                            --------------------------------------------

                                                     Consideration                Common Stock
                                                  -------------------       ------------------------
                                                    Per                       Shares          Par             Paid-in
                                                   Share      Total           Issued         Value            Capital
                                                  -------   ---------       -----------     --------         ---------

AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991 (not covered by auditor's report):
  1979 - Issuance of Common Stock                  .005   $       600(1)        120,000    $     1,200     $      (600)
  1980 - Issuance of Common Stock                  .563       956,250(2)      1,700,000         17,000         791,382
  1980 - Issuance of Warrants                        --           850(3)           --             --               850
  1983 - Issuance of Common Stock                  .2813       28,125(4)        100,000          1,000          27,125
  1986 - Issuance of Common Stock                  .125       155,000(1)      1,240,000         12,400         142,600
  1986 - Issuance of Common Stock                  .125        32,500(5)        260,000          2,600          29,900
  1987 - Issuance of Common Stock                  .50        134,000(1)        268,000          2,680         131,320
  1987 - Issuance of Common Stock                  .50         42,900(5)         85,800            858          42,042
  1988 - Issuance of Stock Option                             250,000(6)           --             --           250,000
  1989 - Issuance of Common Stock                  .675        27,000(7)         40,000            400          26,600
  1989 - Issuance of Common Stock                  .50        147,500(8)        295,000          2,950         144,550
  1989 - Issuance of Common Stock                 2.50      4,000,000(2)      1,600,000         16,000       3,174,721
  1989 - Issuance of Warrants                                      80(3)           --             --                80
  1991 - Issuance of Common Stock                 1.129       569,464(9)        504,620          5,046         564,418
  1991 - Issuance of Common Stock                  .675        27,000(7)         40,000            400          26,600
  1991 - Issuance of Common Stock                  .675        27,000(9)         40,000            400          26,600
  Net loss                                                                         --             --              --
                                                                              ---------    -----------     -----------
BALANCE, JUNE 30, 1991                                                        6,293,420    $    62,934     $ 5,378,188

                                                                             Stockholders' Equity
                                                   -------------------------------------------------------------
                                                    Deficit Accumu-                     Notes
                                                     lated During                     Receivable
                                                     Development       Treasury     for Purchase of
                                                        Stage            Stock       Common Stock       Total
                                                       -------          -------      ------------      --------

AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991 (not covered by auditor's report):
  1979 - Issuance of Common Stock                     $      --            $ --       $      --       $       600
  1980 - Issuance of Common Stock                            --              --              --           808,382
  1980 - Issuance of Warrants                                --              --              --               850
  1983 - Issuance of Common Stock                            --              --              --            28,125
  1986 - Issuance of Common Stock                            --              --              --           155,000
  1986 - Issuance of Common Stock                            --              --              --            32,500
  1987 - Issuance of Common Stock                            --              --              --           134,000
  1987 - Issuance of Common Stock                            --              --              --            42,900
  1988 - Issuance of Stock Option                            --              --              --           250,000
  1989 - Issuance of Common Stock                            --              --           (27,000)           --
  1989 - Issuance of Common Stock                            --              --           (30,000)        117,500
  1989 - Issuance of Common Stock                            --              --              --         3,190,721
  1989 - Issuance of Warrants                                --              --              --                80
  1991 - Issuance of Common Stock                            --              --              --           569,464
  1991 - Issuance of Common Stock                            --              --           (27,000)           --
  1991 - Issuance of Common Stock                            --              --              --            27,000
  Net loss                                             (3,278,694)           --              --        (3,278,694)
                                                      -----------          ----       -----------     -----------
BALANCE, JUNE 30, 1991                                $(3,278,694)         $ --       $   (84,000)    $ 2,078,428

(1)  Sale of common stock for cash.
(2)  Proceeds of public offering.
(3)  Sale of warrants for cash.
(4) Value assigned to common stock issued in connection with purchase of NOXSO Process.
(5)  Value assigned to common stock issued for compensation and services.
(6)  Sale of common stock option.
(7) Stock issued in connection with exercise of common stock warrants and options for notes receivable.
(8) Stock issued in connection with exercise of common stock purchase warrants for $117,500 cash and a $30,000 note receivable.
(9)  Stock issued in connection with exercise of common stock option agreements.


See accompanying notes to financial statements.

               NOXSO CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1996
                                   (continued)


                                                                                     Stockholders' Equity
                                                                            -----------------------------------------

                                                  Consideration                   Common Stock
                                               ----------------------       ------------------------
                                                 Per                          Shares          Par           Paid-in
                                                Share         Total           Issued         Value          Capital
                                               -------      ---------       -----------     --------       ---------
YEAR ENDED JUNE 30, 1992: (not covered in auditor's report)
  Issuance of Common Stock                    $ 1.129      $  683,356(9)     605,544      $   6,056      $   677,300
  Issuance of Common Stock                       7.50       2,000,000(1)     266,666          2,666        1,997,334
  Issuance of Common Stock                       2.75           5,500(9)       2,000             20            5,480
  Issuance of Common Stock                       2.00          69,124(10)     34,562            346           68,778
  Issuance of Common Stock                                           (11)    116,500          1,165             --
  Satisfaction of notes receivable                                              --             --               --
  Net loss                                                                      --             --               --
                                                                           ---------      ---------      -----------
BALANCE, JUNE 30, 1992                                                     7,318,692         73,187        8,127,080

YEAR ENDED JUNE 30, 1993:
  Issuance of Common Stock                      1.129         683,356(9)     605,544          6,056          677,300
  Issuance of Common Stock                       2.04          26,260(9)      12,866            129           26,131
  Issuance of Common Stock                        .50                         50,000            500           24,500
  Acquisition of Common Stock for treasury                                      --             --               --
  Satisfaction of notes receivable                                              --             --               --
  Issuance of Common Stock                       5.00       2,594,115(16)    571,250          5,712        2,588,403
  Net loss                                                                      --             --               --
                                                                           ---------      ---------      -----------
BALANCE, JUNE 30, 1993                                                     8,558,352         85,584       11,443,414

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                      1.129         113,888(9)     100,920          1,009          112,879
  Issuance of Common Stock                       2.00          23,624(13)     11,812            118           23,506
  Net loss                                                                      --             --               --
                                                                           ---------      ---------      -----------
BALANCE, JUNE 30, 1994                                                     8,671,084      $  86,711      $11,579,799

                                                                    Stockholders' Equity
                                           --------------------------------------------------------------
                                           Deficit Accumu-                    Notes
                                            lated During                    Receivable
                                             Development     Treasury     for Purchase of
                                                Stage          Stock        Common Stock       Total
                                               -------        -------       ------------      --------
YEAR ENDED JUNE 30, 1992: (not covered in auditor's report)
  Issuance of Common Stock                    $     --      $      --        $      --        $   683,356
  Issuance of Common Stock                          --             --               --          2,000,000
  Issuance of Common Stock                          --             --               --              5,500
  Issuance of Common Stock                          --             --               --             69,124
  Issuance of Common Stock                        (1,165)          --               --               --
  Satisfaction of notes receivable                  --             --             57,000(12)       57,000
  Net loss                                    (2,223,382)          --               --         (2,223,382)
                                             -----------    -----------      -----------      -----------
BALANCE, JUNE 30, 1992                        (5,503,241)          --            (27,000)       2,670,026

YEAR ENDED JUNE 30, 1993:
  Issuance of Common Stock                          --             --               --            683,356
  Issuance of Common Stock                          --             --               --             26,260
  Issuance of Common Stock                          --             --            (25,000)            --
  Acquisition of Common Stock for treasury          --           25,000(15)       25,000(15)         --
  Satisfaction of notes receivable                  --             --             27,000(14)       27,000
  Issuance of Common Stock                          --             --               --          2,594,115
  Net loss                                    (2,292,197)          --               --         (2,292,197)
                                             -----------    -----------      -----------      -----------
BALANCE, JUNE 30, 1993                        (7,795,438)       (25,000)            --          3,708,560

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                          --             --               --            113,888
  Issuance of Common Stock                          --             --               --             23,624
  Net loss                                    (1,931,657)          --               --         (1,931,657)
                                             -----------    -----------      -----------      -----------
BALANCE, JUNE 30, 1994                       $(9,727,095)   $   (25,000)     $      --        $ 1,914,415

(1)  Sale of common stock for cash.
(9)  Stock issued in connection with exercise of common stock option agreements.
(10) Stock issued in connection with exercise of common stock warrant agreements.
(11) Stock issued in exchange for warrant.
(12) Compensation in satisfaction of notes receivable.
(13) Stock issued in connection with exercise of common stock warrants.
(14) Payment in satisfaction of note receivable.
(15) Acquisition of 2,985 shares of treasury stock in satisfaction of notes receivable.
(16) Stock issued in connection with private placement.

See accompanying notes to financial statements.

               NOXSO CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1996
                                  (continued)

                                                                                        Stockholders' Equity
                                                                            -----------------------------------------------

                                                     Consideration                Common Stock
                                                  -------------------       ------------------------
                                                    Per                       Shares          Par             Paid-in
                                                   Share      Total           Issued         Value            Capital
                                                  -------   ---------       -----------     --------         ---------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                       2.00       47,252(10)          23,626             236           47,016
  Issuance of Common Stock                       2.75       11,000(9)            4,000              40           10,960
  Issuance of Common Stock                       3.85      497,500(16)         150,000           1,500          496,000
  Issuance of Common Stock                       3.56      800,795(16)         250,000           2,500          798,295
  Issuance of Common Stock                       3.25          325(17)             100               1              324
  Net loss                                                                        --               --               --
                                                                             ---------    ------------     ------------
BALANCE, JUNE 30, 1995                                                       9,098,810    $     90,988     $ 12,932,394

NINE MONTHS ENDED MARCH 31, 1996:
  Issuance of Common Stock                       3.25       81,250(9)           25,000             250           81,000
  Issuance of Common Stock                       1.91       19,063(9)           10,000             100           18,963
  Issuance of Common Stock                      3.625        5,438(9)            1,500              15            5,423
  Issuance of Common Stock                      3.625        1,813(9)              500               5            1,808
  Issuance of Common Stock                       4.55      409,725(16)         100,000           1,000          408,725
  Issuance of Common Stock                       4.54      408,375(16)         100,000           1,000          407,375
  Issuance of Common Stock                       4.56       45,626(9)           10,000             100           45,526
  Issuance of Common Stock                      3.625        9,063(9)            2,500              25            9,038
  Issuance of Common Stock                      3.625        2,719(9)              750               8            2,711
  Issuance of Common Stock                      3.625        1,812(9)              500               5            1,807
  Net loss                                                                        --              --               --
                                                                          ------------    ------------     ------------
BALANCE, MARCH 31, 1996                                                      9,349,560    $     93,496     $ 13,914,770
                                                                          ============    ============     ============

                                                                    Stockholders' Equity
                                               --------------------------------------------------------------
                                               Deficit Accumu-                     Notes
                                                lated During                     Receivable
                                                Development       Treasury     for Purchase of
                                                  Stage            Stock       Common Stock         Total
                                                 -------          -------      ------------        --------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                            --              --             --                47,252
  Issuance of Common Stock                            --              --             --                11,000
  Issuance of Common Stock                            --              --             --               497,500
  Issuance of Common Stock                            --              --             --               800,795
  Issuance of Common Stock                            --              --             --                   325
  Net loss                                      (1,760,658)           --             --            (1,760,658)
                                                ----------        --------         ------        ------------
BALANCE, JUNE 30, 1995                         (11,487,753)   $    (25,000)          $-          $  1,510,629

NINE MONTHS ENDED MARCH 31, 1996:
  Issuance of Common Stock                            --              --             --                81,250
  Issuance of Common Stock                            --              --             --                19,063
  Issuance of Common Stock                            --              --             --                 5,438
  Issuance of Common Stock                            --              --             --                 1,813
  Issuance of Common Stock                            --              --             --               409,725
  Issuance of Common Stock                            --              --             --               408,375
  Issuance of Common Stock                            --              --             --                45,626
  Issuance of Common Stock                            --              --             --                 9,063
  Issuance of Common Stock                            --              --             --                 2,719
  Issuance of Common Stock                            --              --             --                 1,812
  Net loss                                        (225,792)           --             --              (225,792)
                                               -----------    ------------           --          ------------
BALANCE, MARCH 31, 1996                        (11,713,545)   $    (25,000)          $-          $  2,269,721
                                               ===========    ============           ==          ============

(9)  Stock issued in connection with exercise of common stock option agreements.
(10) Stock issued in connection with exercise of common stock warrant agreements.
(16) Stock issued in connection with private placement.
(17) Stock issued as contribution.

See accompanying notes to financial statements.

                                NOXSO CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Date of Inception,              Nine Months
                                                                  August 28, 1979,               Ended March 31,
                                                                  to Mar. 31, 1996          1996                1995
                                                                  ----------------      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                (Unaudited)
   Net loss                                                         $(11,712,380)       $   (225,792)       $ (1,707,678)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
       Depreciation and amortization                                     516,818              22,405              23,985
       Loss on disposal of property and equipment                          5,752                --                  --
          Minority Interest                                                5,120               5,120                --
       Issuance of common stock for compensation and other                75,725                --                  --
       Issuance of common stock for purchase of NOXSO Process             28,125                --                  --
       Compensation in satisfaction of notes receivable                   57,000                --                  --
       Changes in operating assets and liabilities:
          Accounts receivable                                         (1,075,569)            (60,938)            722,351
          Prepaid expenses and other current assets                       (8,128)              7,554              15,366
          Deposits                                                        (4,308)               --                  --
          Accounts payable                                               535,212            (158,214)            127,832
          Accrued compensation                                            16,879             (11,380)            (24,898)
          Advanced Billings                                            1,238,381           1,043,806                --
          Other current liabilities                                       92,354              10,370             162,742
                                                                    ------------        ------------        ------------
             Net cash flows from operating activities                (10,229,019)            632,931            (680,300)
                                                                    ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and deposits for property and equipment             (5,150,528)         (3,722,854)             (2,298)
   Bank certificate of deposit                                        (1,000,000)               --                29,157
   U.S. Government fund                                                     --                  --                  --
Proceeds from the sale of property and equipment                           4,546                --                  --
                                                                    ------------        ------------        ------------
             Net cash flows from investing activities               $ (6,145,982)         (3,722,854)             26,859
                                                                    ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement offering                        4,710,510             818,100                --
   Proceeds from line of credit                                        3,025,000           1,525,000             725,000
   Payments of line of credit                                         (2,025,000)           (770,000)           (400,000)
   Proceeds from issuance of common stock                              7,760,647                --                  --
   Proceeds from sales of common stock
     options and warrants                                              1,323,096             166,785              58,252
   Proceeds from satisfaction of notes receivable                         27,000                --                  --
   Proceeds from ACOA and Olin loans                                   1,674,000           1,004,000             340,000
   Net loans to stockholders and officers                                 (4,930)               --                  --
                                                                    ------------        ------------        ------------
             Net cash flows from financing activities                 16,490,323           2,743,885             723,252
                                                                    ------------        ------------        ------------

NET INCREASE (DECREASE), CASH AND EQUIVALENTS                            115,322            (346,038)             69,720
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   --               461,360              85,815
                                                                    ------------        ------------        ------------
CASH AND EQUIVALENTS, END OF PERIOD                                 $    115,322        $    115,322        $    155,535
                                                                    ============        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                    $    183,961        $    106,798        $     52,113
                                                                    ============        ============        ============

NONCASH FINANCING ACTIVITIES:
   Issuance of common stock for notes receivable                    $     84,000        $       --          $       --
                                                                    ============        ============        ============
   Acquisition of common stock into treasury to satisfy
     notes receivable                                               $    (25,000)       $       --          $       --
                                                                    ============        ============        ============
   Issuance of common stock in exchange for warrant                 $      1,165        $       --          $       --
                                                                    ============        ============        ============
   Compensation in satisfaction of notes receivable                 $     57,000        $       --          $       --
                                                                    ============        ============        ============

See Accompanying notes to financial statements.

               NOXSO CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    -       Basis of Presentation:

                  The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

                  Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year.

Note 2    -       Full-Scale Commercial Demonstration:

                  On August 30, 1994, a Project Agreement between the Company and Alcoa Generating Company ("AGC") was executed for the design, construction, and operation of a proposed demonstration facility at AGC's Warrick Generating Station in Newburgh, Indiana, upon satisfaction of certain conditions. One of the conditions in the agreement is that the sulfur by-product of the NOXSO process be removed from the Warrick site and converted into liquid SO(2). The Company must secure a long term buyer of the liquid SO(2) at a price suitable to the financial requirements of the project. This and all the other conditions of the AGC agreement have been met with the exception of obtaining the remaining funds to cover the Company's costs of the project. The Company expects to satisfy the remaining condition through the sale of revenue bonds issued and guaranteed by the State of Indiana. On January 22, 1996 the Governor of Indiana signed a document granting the Company a $40,000,000 guarantee for the bonds. A financing enhancement letter of credit is now being negotiated with a major bank. Management believes this letter of credit will be obtained and the bonds sold prior to the end of the third calendar quarter of 1996.

                  On February 24, 1995, the Company was granted a $1,000,000 loan from the Aluminum Company of America ("ACOA") for a one year term at 8.75% interest payable quarterly in arrears. As an inducement to make the loan the Company granted ACOA a warrant to purchase 60,000 shares of the Company's common stock between February 24, 1995 and February 24, 1997 at market (3.75 per share) on the day of execution of the AGC agreement (August 29, 1994). The term of the loan was extended from one year to one year and 45 days or to April 8, 1996, on that date the loan was repaid in full along will all interest due.

                  The cost of the proposed facility through construction is currently estimated at $72,600,000. Of this amount, $17,730,000 has been spent as of March 31, 1996, leaving $54,870,000 as the estimate to complete construction. Of the funds expended to date, $8,865,000 have been provided by the U.S. Department of Energy ("DOE") and NOXSO has provided the remaining $8,865,000 through equity financing and a loan of $1,674,000 from Olin Corporation and ACOA. The funds currently anticipated to be needed for completion of the construction of the facility are $27,435,000 from the DOE and NOXSO expects to sell approximately $40,000,000 in revenue bonds to pay for its share. This is the amount necessary to match the amount provided by the DOE, plus cover the estimated financing costs and cash reserves required by the bond issue. There is no assurance that the Company will be able to obtain such funding, and the Company does not currently have an alternate means of financing its share. The Company does not currently know if or when it will be able to secure state and local funding.

Note 3    -       Olin Loan:

                  On April 2, 1996 the Company obtained from Olin Corporation a loan in the amount of $1,200,000 to be repaid on or before August 1, 1996 at a rate of 10% interest. These funds are being used to pay the Company's share of construction costs on the project. It is expected that funds from the sale of bonds will be used to repay the loan.

Note 4    -       Formation of Construction Management Company:
------

                  During November 1995, the Company formed a new subsidiary called Projex, Inc. The Company holds 70% of the stock in Projex while two managing principles of Projex hold the remaining 30% of such stock. Projex was capitalized with contributions of $1,000. Projex was formed to perform construction management services. The first contract obtained by Projex is a $2,500,000 contract to perform the construction management on the NOXSO full-scale demonstration facility. Because of the Company's majority ownership of Projex, Projex's financial statements are consolidated herein.

Note 5    -       Private Placement of Company Shares:
------

                  In April 1996, the Company sold in a private sale 155,863 shares of its Common Stock. The Company received net proceeds of $500,000 from such private placement. These funds are being used to provide funding for the full-scale demonstration facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

                  The Company is a development stage Company engaged in developing and testing the NOXSO Process. Since inception, the Company has dedicated substantially all its resources to the acquisition, development and testing of the NOXSO Process. Since its inception, the Company's capital resources have been derived from various sources including the sale of the Company's common stock in both public and private offerings, government grants, research contracts, cooperative research activities, and interest income.

                  The Company's resources have been used to conduct a series of test programs which provided the data necessary to bring the NOXSO Process to its present stage of development. The first of these programs began in 1980 in Paducah, Kentucky, at the TVA Shawnee Steam Plant. The second phase of development began in 1985, after a move to DOE's Pittsburgh Energy Technology Center, near Pittsburgh, Pennsylvania, and these tests continued through June of 1989. This development program was continued by a Pilot-Scale facility at the Ohio Edison power plant located at Toronto, Ohio. This Pilot-Scale Project was completed in December of 1992 with over 10,000 hours of testing.

                  During the nine months ended March 31, 1996 cash and equivalents decreased by $346,038 to $115,322. This decrease is due to the payment of the Company's share of the construction costs on the full-scale demonstration project which were $3,721,273 for the period. These costs were in part covered by a loan from Olin Corporation of $674,000 and a private placement of the Company's common shares (200,000) netting the Company $818,000. In the fourth quarter of fiscal 1995 the Company began to capitalize its share of costs associated with the full-scale demonstration facility. This appears on the balance sheet as construction in progress. These costs are the Company's share of the total costs of the project net of the funds received from the U.S. Department of Energy (DOE). The amount of $4,554,462 represents these costs expended since the fourth quarter of fiscal 1995. Notes payable increased by $1,759,000 due to the final disbursement of $330,000 from ACOA, a $674,000 loan from Olin and a draw against the Company's line of credit. These funds have been used to provide cash for the Company's 50% share of the construction costs of the full-scale demonstration facility. These notes are due for repayment upon the receipt of the bond funds. Monies anticipated from billings to the DOE prior to the costs being incurred on the full-scale demonstration facility are in the amount of $1,238,381. The costs associated with these monies will be incurred during the month subsequent to billing. The Company's current ratio decreased from 1.3:1 at June 30, 1995 to .48:1 at March 31, 1996. This decrease is the result of increased liabilities from advance payments and notes payable. As of March 31, 1996 the Company had negative $2,352,877 in working capital. This deficiency will be rectified upon receipt of the funds from the sale of the Indiana state revenue bonds. The decrease in working capital is the result of the Company funding its share of the costs for the full-scale demonstration facility.

                  Private Placement of Company Shares. In April 1996, the Company sold in a private sale 155,863 shares of its Common Stock. The Company received net proceeds of $500,000 from such private placement to provide funding for the full-scale demonstration facility.

                  Olin Loan. On April 2, 1996 the Company obtained from Olin Corporation a loan in the amount of $1,200,000 to be repaid on or before August 1, 1996 at a rate of 10% interest. These funds are being used to pay the Company's share of construction costs on the project. It is expected that funds from the sale of bonds will be used to repay the loan.

                  Full-Scale Commercial Demonstration. On August 30, 1994, a Project Agreement between the Company and Alcoa Generating Company ("AGC") was executed for the design, construction, and operation of a proposed demonstration facility at AGC's Warrick Generating Station in Newburgh, Indiana, upon satisfaction of certain conditions. One of the conditions in the agreement is that the sulfur by-product of the NOXSO process be removed from the Warrick site and converted into liquid SO(2). The Company must secure a long term buyer of the liquid SO(2) at a price suitable to the financial requirements of the project. This and all the other conditions of the AGC agreement have been met with the exception of obtaining the remaining funds to cover the Company's costs of the project. The Company expects to satisfy the remaining condition through the sale of revenue bonds issued and guaranteed by the State of Indiana. On January 22, 1996 the Governor of Indiana signed a document granting the Company a $40,000,000 guarantee for the bonds. A financing enhancement letter of credit is now being negotiated with a major bank. Management believes this letter of credit will be obtained and the bonds sold prior to the end of the third calendar quarter of 1996.

                  On February 24, 1995, the Company was granted a $1,000,000 loan from Aluminum Company of America ("ACOA") for a one year term at 8.75% interest payable quarterly in arrears. As an inducement to make the loan the Company granted ACOA a warrant to purchase 60,000 shares of the Company's common stock between February 24, 1995 and February 24, 1997 at market (3.75 per share) on the day of execution of the AGC agreement (August 29, 1994). The term of the loan was extended from one year to one year and 45 days or to April 8, 1996, on that date the loans was repaid in full along will all interest due.

                  The cost of the proposed facility through construction is currently estimated at $72,600,000. Of this amount, $17,730,000 has been spent as of March 31, 1996, leaving $54,870,000 as the estimate to complete construction. Of the funds to date, $8,865,000 have been provided by the U.S. Department of Energy ("DOE") and NOXSO has provided the remaining $8,865,000 through equity financing and the loan from Olin Corporation. The funds currently anticipated to be needed for completion of the construction of the facility are $27,435,000 from the DOE and NOXSO expects to sell approximately $40,000,000 in revenue bonds. This is the amount necessary to match the amount provided by the DOE, plus cover the financing costs and cash reserves required by the bond issue. There is no assurance that the Company will be able to obtain such funding, and the Company does not currently have an alternate means of financing its share. The Company does not currently know if or when it will be able to secure state and local funding. The Company currently anticipates spending approximately $2,000,000 of its own resources in the 1996 fiscal year or the project and approximately $4,600,000 over the term of the project. This use of capital may decrease liquidity materially, but should not preclude the Company from continuing its normal operations.

                  The Company is currently negotiating with Olin Corporation to provide an advance against revenues that Olin would pay to the Company over the first two years of the liquid SO(2) purchase agreement. The amount of the advance is anticipated to be $4,700,000 which, when coupled with an equal $4,700,000 in matching funds from the DOE, will be sufficient to complete the liquid SO(2) plant at the Olin facility in Tennessee. In the event the Company is unable to meet the remaining condition required under the AGC project agreement the Company would lose $27,575,000 of the DOE funding. This loss of funding would probably mean that the Company would not find an alternate site at which to conduct the full-scale commercial demonstration, and would require that greater emphasis be placed upon the test results of the Company's pilot plant tests conducted at Toronto, Ohio and the 7 megawatt demonstration project on which construction was completed in late 1994 and the demonstration of which currently is expected to be completed in the Spring of 1996 in Denmark by FLS miljo a/s, the Company's European licensee. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale and due to the uncertainty of cost considerations, the Company believes that it would be much more difficult to secure sales of the NOXSO Process to public utilities if no full-scale commercial demonstration is conducted. This might require the Company to shift the emphasis of its initial sales efforts away from public utilities and more towards industrial applications.

                  Further, the inability to meet the Project Agreement conditions could result in the loss of revenues expected to be generated as utilities retrofit in order to comply on a timely basis with Phase II requirements of the Clean Air Act. If this occurred, the Company would concentrate its marketing efforts on those power stations having the ability to postpone compliance beyond the year 2000 as well as to new power plants. Utility companies with multiple power stations would be able to postpone compliance beyond the year 2000 by accumulating the regulatory allowances gained by their power plants already in compliance and applying these allowances to their other plants that are not in compliance.

                  The Company believes that present funds on hand and collection of accounts receivable together with reimbursement of a portion of its costs in connection with the full-scale demonstration, will be sufficient to fund its proposed operations for the next 12 months. If the Company is to proceed with the full-scale commercial demonstration, the Company will be required to obtain approximately $36,300,000 to pay the unfunded portion of the expected $72,600,000 cost of the commercial demonstration. These funds will have to be obtained by the Company either through funding agreements with private parties or by the Company's own capital raising efforts. It is presently anticipated that these funds will come from the sale of revenue bonds. No assurance can be given that the Company will be able to obtain the necessary funding commitments, although the Company has received commitments aggregating $2,000,000, of which $500,000 is from EPRI and $1,500,000 is from Gas Research Institute. The remaining $34,300,000 remains unfunded, and no assurance can be given that the Company would be able to raise the necessary funds. Consequently, the Company's future liquidity could be adversely affected.

                  During November 1995, the Company formed a new subsidiary called Projex, Inc. The Company holds 70% of the stock in Projex while two of the managing principles of Projex holds the remaining 30% of such stock. Projex was formed to perform construction management services. The first contract obtained by Projex is a $2,500,000 contract to perform the construction management on the NOXSO full-scale demonstration facility.

                  Over the next twelve months, the Company also expects to spend up to approximately $250,000 for marketing and approximately $200,000 on further engineering, modeling and testing of the NOXSO Process.

RESULTS OF OPERATIONS

Inception to March 31, 1996.

                  To date, the Company has not derived any revenues from operations. All revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $8,199,758 through March 31, 1996. As a result of the significant expenses incurred from inception through March 31, 1996 in connection with the acquisition, development and testing of the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $11,712,380 at March 31, 1996. Since inception through March 31, 1996, the Company's total costs and expenses were $19,907,318, including $7,522,654 relating to salaries and benefits.

Nine Months Ended March 31, 1996
Compared to the Nine Months Ended March 31, 1995.

                  Total funding, interest income and reimbursement of project costs for the nine months ended March 31, 1996 and 1995 were $58,521 and $844,615, respectively, while total costs and expenses for the same periods were $279,493 and $2,552,293, respectively. These decreases reflect the capitalization as construction in progress of project costs, net of DOE reimbursements, related to the full-scale commercial demonstration during the nine months ended March 31, 1995.

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995.

                  Total funding, interest income and reimbursement of project costs for the three months ended March 31, 1996 and 1995 were $19,274 and $235,819, respectively, while total costs and expenses were $112,930 and $1,126,903, respectively for the same periods. These decreases reflect the capitalization as construction in progress of project costs, net of DOE reimbursements, related to the full-scale commercial demonstration during the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5 - NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                           (a)  Exhibits - None

                           (b)  Reports - None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NOXSO CORPORATION
                                      Registrant

Date:  February 13, 1996               By: /s/ Lewis G. Neal
                                           -----------------------------
                                            Lewis G. Neal, President
                                           (On behalf of the Registrant)

Date:  February 13, 1996               By: /s/ John L. Haslbeck
                                           -----------------------------
                                             John L. Haslbeck, Treasurer