Form 10-K
period 1996-06-30
NOXSO CORP
filed 1996-10-18
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended June 30, 1996, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ________ to ________

                         Commission file number 0-17454

                                NOXSO CORPORATION
             (Exact name of registrant as specified in its charter)

               Virginia                                  54-1118334
     ----------------------------------     ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
      of incorporation or organization)

           2414 Lytle Road
           Bethel Park,  PA                          15102
     ---------------------------------------      ----------
     (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: (412) 854-1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

          Class
----------------------------
Common stock, $.01 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at September 30, 1996: $38,138,300.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at September 30, 1996
----------------------------        ---------------------------------
Common stock, $.01 par value                    9,656,611

Documents Incorporated by Reference: None

                                     PART I
Item 1.   Business

Background

     NOXSO Corporation (the "Company") is a development stage company incorporated in Virginia on August 28, 1979. The Company is principally engaged in developing, testing, and marketing a process that is a dry post-combustion emission control technology which uses a regenerable sorbent to remove a high percentage of the pollutants which cause "acid rain" and ground level ozone from flue gas generated by burning fossil fuel (the "NOXSO Process"). See "The NOXSO Process" in this Item 1.

     From 1980 until 1984, the Company devoted all of its efforts and resources to identifying a test site to conduct basic research on the NOXSO Process and to designing, constructing and operating a mobile pre-pilot testing apparatus. The Company installed the pre-pilot apparatus (at a facility having the equivalent of approximately 1/60 megawatts in electrical generating capacity) on a coal-fired utility boiler at the Tennessee Valley Authority's Shawnee Steam Plant in Paducah, Kentucky. From 1982 to 1984, the Company operated this apparatus, developed two separate experimental systems as part of the apparatus and obtained the performance data needed to advance the Company's development program.

     From March 1985 to July 1986, the Company designed, built and operated a pre-pilot plant demonstration of the NOXSO Process at the Pittsburgh Energy Technology Center operated by the U.S. Department of Energy ("DOE") under a Cooperative Agreement with the DOE. The objectives of this Cooperative Agreement were to establish a workable system on a larger pre-pilot scale plant that was cost effective and to confirm the operating performance and life of the NOXSO sorbent. Under the Cooperative Agreement, the DOE modified an existing pre-pilot plant and provided the equipment and operating personnel for the pre-pilot plant test.

     From 1988 to 1993, the Company, W. R. Grace & Co. ("Grace") and MK-Ferguson Company ("MK-Ferguson") prepared proposals, designed, constructed, operated and compiled and analyzed results for a pilot-scale demonstration plant utilizing the NOXSO Process (the "Pilot-Scale Facility") at an Ohio Edison power plant in Toronto, Ohio under a grant from the DOE and the Ohio Coal Development Office supplemented by funds from the Company and Grace. The project entailed the construction, operation and evaluation of the first larger-scale fully-integrated NOXSO Process treatment system, treating flue gas generated from approximately 5 megawatts of electrical generating capacity. The Company operated the test program at the Pilot-Scale Facility from July 1991 to August 1993. The test program was successfully performed and the results submitted to and approved by the DOE in 1993.

     In 1989, the Company, MK-Ferguson and Grace submitted a proposal on behalf of the Company to the DOE to secure government funding to commence the development of a full-scale commercial demonstration of the NOXSO Process (the "Full-Scale Commercial Demonstration") at a facility that had approximately 100 megawatts of electrical generating capacity. In December 1989, the Federal government's Clean Coal III Technology Program selected the Company's proposal for a Full-Scale Commercial Demonstration. In March 1991, the DOE entered into a Clean Coal Technology Cooperative Agreement with MK-Ferguson (the "Cooperative Agreement") to provide funding for one-half of the then-estimated $66 million cost of the project. In September 1994, the Cooperative Agreement was amended and novated to NOXSO by MK-Ferguson.

     The site originally proposed for the construction of the Full-Scale Commercial Demonstration was the Niles generating station of Ohio Edison. However, during the course of the Company's preliminary design engineering at this site, the Company discovered that the plant's unique boiler design as well as geological factors would necessitate costly and time consuming modifications to the plant and adaptations to the NOXSO Process, which were also likely to cause the NOXSO Process to operate less effectively. In addition, Ohio Edison expressed a reluctance to purchase the process plant following the conclusion of the Full-Scale Commercial Demonstration. Accordingly, the Company determined not to proceed with the project at this site.

     In August 1994, following its search for an alternative site to operate a Full-Scale Commercial Demonstration, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation
("Alcoa") for the design, construction, and operation of a proposed demonstration facility (the "NOXSO Commercial Demonstration Facility") at Alcoa's Warrick Generating Station in Newburgh, Indiana (the "Alcoa Project"). The project definition and design phases of the Alcoa Project have been completed by the Company in accordance with the terms of the Cooperative Agreement, and the construction phase was commenced in June 1995. The Company has received all necessary approvals from the DOE to proceed to complete the Alcoa Project. As a part of the approval, the DOE increased the funding for its share of costs for the project from $33 million to $41.1 million. See "The Alcoa Project" in this Item 1.

     In April 1995, the Company entered into a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement") with Olin Corporation ("Olin"). Under the Olin Agreement, the Company is constructing a complementary facility (the "Olin Facility") at Olin's plant in Charleston, Tennessee that is to convert elemental sulfur which, after the Alcoa Project is completed, is to be generated as a by-product of the Alcoa Project, into liquid sulfur dioxide (the "Olin Project"). See "The Olin Project" in this Item 1.

     The Company is also engaged in utilizing its engineering expertise to develop other technologies, processes, sorbents and facilities that can be used to assist in complying with environmental laws, although all such efforts are at this time developmental in nature. The Company also from time to time performs research and development for others on a project basis. See "Other Business" in this Item 1. In addition, the Company is offering construction management services to others through its 70%-owned subsidiary, PROJEX, Inc. See "Construction Management Services" in this Item 1.

The NOXSO Process

     The NOXSO Process is a process developed by the Company to remove a high percentage of those pollutants which cause "acid rain" and ground level ozone from flue gas generated by burning fossil fuel. The NOXSO Process is distinguishable from current conventional flue gas desulfurization processes in that it does not use liquids or slurries in a "scrubber" and does not generate quantities of solid waste requiring disposal. More importantly, it captures and removes nitrogen oxides as well as sulfur oxides while conventional "scrubbers" capture and remove sulfur oxides only. The NOXSO Process uses sodium (deposited by a patented process which is part of the NOXSO Process technology) on porous spheres of alumina (aluminum oxide), to capture both sulfur oxides and nitrogen oxides contained in the flue gas.

     The capture of both sulfur oxides and nitrogen oxides, referred to as sorption, is carried out by contacting the flue gas with the NOXSO Process sorbent (sodium on alumina) as the flue gas exits the boilers, just before it is discharged to the power plant chimney. The flue gas leaving the NOXSO Process sorption vessel contains small amounts of residual sulfur oxides and nitrogen oxides as well as fine particles of coal ash and minor amounts of sorbent "fines." A filtering system is used to remove this particulate matter prior to release to the power plant chimney. The sorbent material, now holding the chemically-bound sulfur oxides and nitrogen oxides is removed from the sorption vessel and conveyed to the regeneration portion of the NOXSO Process system. In the regeneration section, the sorbent is heated and treated using any number of reducing agents to form sulfur oxides and hydrogen sulfides which are further processed to produce elemental sulfur. The nitrogen oxides released when the sorbent is heated to regeneration temperature are returned with air to the coal combustor. In the combustor, the nitrogen oxides are reduced to nitrogen and oxygen which are released to the atmosphere. The hot combustion air returned to the combustor by the NOXSO Process results in a heat credit which is used to offset process operating costs. The sulfur is recovered (and can be sold), and the nitrogen is released into the atmosphere. The sorbent, now regenerated and able to collect more sulfur oxides and nitrogen oxides, is cooled and returned to the sorption vessel. In demonstrations conducted to date, between 70% and 95% of the nitrogen oxide emissions and in excess of 95% of the sulfur oxide emissions were simultaneously removed.

Regulatory Background

     The burning of coal, oil and gas as fuel for electric power generation in power plants results in gases being released into the earth's atmosphere. This gaseous emission is commonly referred to as "flue gas." Certain of the chemicals and particles contained in flue gas have been found to be harmful to man, other animals, plants, lakes, forests and streams and to cause damage to paint, cloth, building materials and other substances. These harmful chemicals and particles, commonly referred to as air pollutants, are the source of acid rain and ground level ozone and have been the subject of much investigation by the scientific community and, since the passage of the Clean Air Act, the object of federal government regulation through the actions of the United States Environmental Protection Agency (the "EPA"). Of the many potential air pollutants contained in flue gas from a coal-fired power plant, only sulfur dioxides ("SO2"), nitrogen oxides ("NOx") and particulate matter have been regulated through imposition of emission limitations, i.e., a limitation on the amount of each pollutant that the source (in this case, a power plant) may release into the atmosphere. Until recently, Federal regulation of these emissions applied only to new power plants that commenced operations after September 1978.

     The Clean Air Act, when enacted into law in 1979, established new source performance standards that required the removal of a minimum of 70% of the sulfur dioxide when uncontrolled emissions are less than 0.6 pounds of sulfur dioxide per million Btu and a minimum of 90% of the sulfur dioxide when uncontrolled emissions are greater than or equal to 1.2 pounds of sulfur dioxide per million Btu. When uncontrolled emissions are between 0.6 and 1.2 pounds (inclusive) of SO2, the minimum percentage removed is computed on a sliding scale and falls between 70% and 90%. With respect to power plants for which construction was commenced between August 1971 and September 1978, the Clean Air Act limited sulfur dioxide emissions to an absolute limit of 1.2 pounds of sulfur dioxide per million Btu through the use of either low-sulfur coal or scrubbers, as selected by the plant operator.

     In 1990, amendments to the Clean Air Act were enacted into law that require the utility industry to reduce emissions of sulfur and nitrogen oxides from existing fossil-fuel-fired power plants. This legislation regulates all utility power plants having a generating capacity of at least 25 megawatts regardless of when placed into service. The amendments will force drastic cuts in SO2 emissions and place caps on nationwide SO2 and NOx emissions from fossil-fuel boilers. The 1990 Clean Air Act amendments and regulations thereunder establish a "market-based" system, rather than the "command-and-control" system previously used to control SO2.

     The law provides for a two-phased program to reduce SO2 emissions nationwide by 10 million tons from 1980 levels. When fully implemented, the amendments will limit additional annual emissions of SO2 to 8.9 million tons. Once reduced to this level, electricity generators will be required to maintain the level indefinitely, regardless of capacity additions. Phase I, which went into effect in 1995, affects 261 boilers at 110 power plants which have been identified by EPA as having the highest emissions. Phase II, which begins January 1, 2000, will require the large generators to reduce emissions by an additional 50% and expand the program to essentially all fossil-fuel utility boilers with generating capacity of 25 megawatts or more, of which there are approximately 2,000. Industrial units such as the ones owned by Alcoa may become part of the program through certain "opt-in" provisions of the regulations. In July, 1996, Alcoa opted into the program with respect to Unit 2 (the unit at which the NOXSO Commercial Demonstration Facility is to be built) at its Warrick Power Plant in Newburgh, Indiana.

     The NOx emission provisions of the amendments are not nearly as well defined as the SO2 provisions. Initial NOx reduction levels are to be established by the EPA by January 1, 1997. Thereafter, the EPA is to adopt a program for NOx reduction. The EPA has indicated that it is considering creating a NOx allowance program similar to the SO2 allowance Program, but there can be no assurance such a program will be implemented.

     Under the SO2 allowance program, each generator receives SO2 Allowances ("Allowances") at the beginning of each year that, when used, allows it to generate one ton of SO2 emissions during the year of use. To the extent a generator does not expend Allowances in a year, they can be banked. Banked Allowances can be applied to future use, thus enabling facilities to execute their compliance and allowance strategies according to individual plant reduction requirements, system-wide planning cycles, and pollutant-reduction requirements throughout their entire system. Allowances can also be sold for use by others to enable them to emit SO2.

     The standards set by the 1990 amendments, as they relate to sulfur oxide emissions, are unlikely to be met without the use of flue gas desulfurization ("FGD") systems or certain advanced coal technologies now under development such as the NOXSO Process. Available FGD systems, commonly called "scrubbers," present operational problems, consume energy and, except for a few "regenerable" processes, generate large volumes of solid waste material which must be disposed of in an environmentally acceptable manner.

The Alcoa Project

     Under the Alcoa Project Agreement, the proposed NOXSO Commercial Demonstration Facility is to be built to treat a flue gas stream from Alcoa's Warrick Power Plant Unit Number 2, a 150 megawatt electrical generating facility. The projected cost of designing and constructing the Alcoa Project is estimated to be $52 million of which approximately $9.8 million has been expended as of September 30, 1996. In addition, as described below under "The Olin Project" in this Item 1, the Company is constructing the complementary Olin Facility for an estimated cost of $11 million. The DOE has agreed to provide up to $41.1 million to pay 50% of the costs incurred by the Company to design and construct the NOXSO Commercial Demonstration Facility and the Olin Facility and to pay for certain operating costs of the Alcoa Project during its first two years of operation (the "Demonstration Period"). The Company must provide or arrange for the balance of the funding. Through September 30, 1996 the DOE had provided approximately $9 million to the Company in connection with the Alcoa Project and Olin Project and approximately $9 million had been provided by the Company from its capital resources and the loans from Olin and Praxair, Inc. described below.

     The Alcoa Project Agreement provides for the two-year Demonstration Period to be followed by an 11-year operating period ending no later than August 31, 2011 during which period the Company is to own and operate the proposed facility (the "Operating Period").

     All conditions precedent to the Alcoa Project Agreement have been satisfied with one exception. On or before October 31, 1996, NOXSO must present to Alcoa evidence that it has in hand financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds to be provided by the DOE. As described below, NOXSO will seek to satisfy the condition through the sale during October 1996 of $40 million of revenue bonds issued by the Indiana Development Financing Authority, the proceeds of which are to be used to finance the Alcoa Project.

     Under the Alcoa Project Agreement, the Company is to receive approximately 17,000 Allowances per year, the actual amount varying depending upon the removal efficiency of the NOXSO Commercial Demonstration Project. The Company believes that the NOXSO Process will work in a manner that will permit it to receive the maximum number of Allowances available under the Alcoa Project Agreement, although there can be no assurance that it will receive the maximum number of Allowances.

     As discussed above, the 1990 amendments to the Clean Air Act and subsequent regulations promulgated pursuant to those amendments have created a market-based system for reducing SO2 emissions. Under that system, which began to be phased-in in 1995, electric utility generators receive Allowances at the beginning of each year. Each allowance permits the generator to emit one ton of SO2 in a year. Generators can bank Allowances not used in a year or sell them to other electricity generators to be applied to permit them to emit additional SO2. The Company believes that the revenue it will receive from the sale of Allowances, together with revenue it receives under the Olin Agreement described below will be adequate to pay all costs of operating those projects and of the related Bond financing described below. However, because the Allowances program is the result of the 1990 amendments to the Clean Air Act and the regulations thereunder, some of which were not promulgated until 1995, and because the emission restrictions began to be phased-in in 1995, it is not possible to predict with any certainty the value of the Allowances NOXSO is to receive from Alcoa.

     The Alcoa Project Agreement also provides that if a system similar to the SO2 allowance system is developed during the life of the Alcoa Project Agreement that awards Alcoa allowances for reductions in NOx emissions effected by the NOXSO Commercial Demonstration Facility, the parties are to revise the Alcoa Project Agreement to provide that, under mutually agreeable conditions, the Company will receive the incremental economic benefit of the nitrogen oxide allowances received as a result of the NOXSO Process after accounting for economic burdens, if any, imposed on Alcoa to comply with the NOx allowance program. The amendments to the 1990 Clean Air Act mandate reductions in nitrogen oxide emissions, but do not create an allowance program for those emissions. Although some states, including California, have adopted nitrogen oxide allowance programs, and the U.S. EPA is considering adoption of such a program to implement the NOx provisions of the 1990 amendments to the Clean Air Act, neither Indiana nor the U.S. government has adopted such a program and there can be no assurance that such a program will be created or implemented during the life of the Alcoa Project Agreement or that there will be any incremental benefit available to the Company as a result of any such program.

     The Company will not receive any other payments or revenues under the Alcoa Project Agreement. The Company is required under the Alcoa Project Agreement to pay the costs of operating the NOXSO Commercial Demonstration Facility during the 11-year Operating Period. Alcoa is to pay certain of such costs during the two-year Demonstration Period (with the remainder being paid by NOXSO).

     If the NOXSO Process does not work as expected or, in certain other instances, including if there is a cessation in the Allowance program or some other legislative change or event that results in a substantial reduction in the Allowances available to Alcoa, Alcoa has the right to terminate the Alcoa Project Agreement. Alcoa also has the right, subject to certain conditions, to terminate the agreement if it ceases to operate the unit at its Newburgh,
Indiana  plant  (Unit  Number 2) that is to  provide  the flue gas  stream to be treated at the NOXSO Commercial Demonstration Facility. Under certain circumstances, the Company has the right to treat the flue gas from a different unit at Alcoa's Newburgh plant if Alcoa ceases to operate Unit Number 2.

     During the term of the Alcoa Project Agreement, until the end of the Operating Period, the Company will own the NOXSO Commercial Demonstration Facility. At the end of the operating period, at the option of Alcoa, in consideration of the payment of $500, the Company is required to deliver title to the NOXSO Commercial Demonstration Facility to Alcoa.

The Olin Project

     Under the Olin Agreement, the Company is constructing the Olin Facility at Olin's plant in Charleston, Tennessee. The Olin Facility will convert elemental sulfur into liquid sulfur dioxide. The estimated cost of the Olin Facility is $11 million, of which approximately $8.2 million has been expended to date. Provided that the Olin Facility produces sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required for a 10-year period after the Olin Facility is operational, to pay to the Company $3.4 million annually which amount is subject to adjustment after six years to account for changes in the Company's cost of producing elemental sulfur at the Alcoa Project, and the Company is to deliver to Olin 16,000 short tons per year of elemental sulfur. Once the Alcoa Project is operational, it is anticipated that all or virtually all of the 16,000 short tons of elemental sulfur will be produced by the Alcoa Project. Until that date, the Company will have to pay the costs of purchasing elemental sulfur from suppliers. Based on historical pricing, it is anticipated that the cost of elemental sulfur purchased in the open market will be approximately 12% to 25% of the consideration the Company is to receive from Olin under the Olin Agreement, although there can be no assurance the cost will not be greater. The Company presently believes that it will be able to complete the Alcoa Project so that it is operational and producing elemental sulfur by April 1998. There can, of course, be no assurance that the Alcoa Project will be completed by such date, if at all. See "Forward Looking Statements" in this Item 1.

     Under the terms of the Olin Agreement, the Company's failure to complete the Olin Facility by September 1, 1996 entitled Olin to require that the Company pay to Olin the amount by which (i) the costs Olin incurs to purchase up to 2,667 short tons of sulfur dioxide per month (exclusive of the cost of transportation) until the Olin Project is operational exceeds (ii) the cost of such amount of sulfur dioxide at a price of $130 per short ton. The Company owes approximately $17,000 to Olin for September 1996 and anticipates that thereafter it will be required to pay Olin no more than $70,000 per month with respect to sulfur dioxide purchases by Olin thereafter until the Olin Project is operational, although there can be no assurance that the cost to the Company will not be greater.

     In addition, if the Company fails to substantially complete the Olin Facility by April 1, 1997, Olin will have the right to terminate the Olin Agreement. The Company is in the process of completing construction of the Olin Facility and anticipates that it will be substantially completed by December, 1996 and operational by January, 1997. There can be no assurance that NOXSO will meet the foregoing schedule.

     In the event that sulfur  dioxide  produced by the Olin  Facility  does not meet the specifications set forth in the Olin Agreement, Olin will have no obligation to make any payments to the Company. There can be no assurance that the Olin Facility will produce sulfur dioxide meeting the specifications until it has been tested. Testing will not commence until the facility is substantially completed.

     Under the Olin Agreement, Olin is responsible for operating and paying the costs of operation of the Olin Facility other than the cost of replacing capital items, which costs are to be paid by the Company on a pro rata basis based on the number of years during the term that remain at the time of the replacement.

     Olin and the Company are presently in the process of negotiating an amendment to the Olin Agreement. Under the amendment, if it is executed, the annual amount required to be paid by Olin under the Olin Agreement will be reduced to $3 million annually (subject to adjustment after six years to account for changes in the Company's cost of producing elemental sulfur at the Alcoa Project). At the end of the initial 10-year term, Olin would have an option to purchase the Olin Facility for $2.2 million which purchase price would be reduced by $250,000 per year over the four years thereafter. In addition, Olin would agree to purchase at the option of the Company the lesser of (i) its requirements of elemental sulfur or (ii) 16,000 short tons per year of elemental sulfur at competitive prices for elemental sulfur established on a yearly basis during the four-year period after the expiration of the initial 10-year term of the sulfur purchase portion of the Olin Agreement, plus an additional $1.2 million per year until Olin purchases the Olin Facility.

     The Olin Facility consists of an air separation plant that is being supplied to the Company by Praxair, Inc. and a sulfur dioxide conversion facility that was to be manufactured and supplied by Calabrian Corporation ("Calabrian") under a Purchase Agreement and License Agreement with the Company. In May 1996, Calabrian abandoned its portion of the Olin Facility and, as a result, the Company was forced to assume responsibility for completing the design and construction of that portion of the project which was abandoned. Calabrian and the Company are currently engaged in litigation regarding the abandonment of the project by Calabrian. See Item 3.


Financing

      The funds needed, in addition to those available from the DOE, to complete the Alcoa project are expected to be provided from the proceeds of $40 million Indiana Development Finance Authority Taxable Clean Coal Technology Variable Rate Demand Revenue Bonds (the "Bonds"). In March 1995, the legislature of Indiana passed a bill establishing a state sponsored program under which the

State of Indiana was authorized to support the Bonds with the moral obligation guarantee described below. On September 16, 1996, the Indiana Development Finance Authority (the "Authority") adopted resolutions approving the issuance of the Bonds. However, the Company is still seeking to resolve certain concerns of representatives of the Authority and the Company has not entered into a final agreement with the issuer of a direct-pay letter of credit required to support and secure the Bonds. In addition, in order to satisfy the conditions to the issuance of the Bonds, among other things (i) the Company must obtain additional equity capital of approximately $5 million during October 1996, $2.5 million of which is to be used to fund one-half of a supplemental reserve to secure the Bonds and the remainder of which is to be used to repay outstanding loans made to the Company by Olin and Praxair described below, and (ii) the County of Warrick, Indiana must fund or irrevocably commit to fund, in cash or by causing a letter of credit or its equivalent to be issued, $2.5 million to fund the other half of the supplemental reserve.

     The Company intends to raise the required equity capital through a private placement of its common stock, the terms of which placement are presently being negotiated and are contingent upon the satisfactory completion of due diligence and other conditions. Any shares issued in the private placement are expected to contain restrictions on resale in accordance with Federal securities laws and, thus, are expected to be sold at a discount to the market price of freely tradeable shares. Some, but not all, required approvals have been obtained in order for Warrick County to commit to fund its portion of the supplemental reserve fund.

     Accordingly, there can be no assurance that either condition to the issuance of the Bonds can be satisfied prior to October 31, 1996, the date by which the Alcoa Agreement presently requires that the Company have in hand financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds to be provided by the DOE. If such financing is not in hand by that date, Alcoa has the right, at its option, to terminate its obligations under the Alcoa Project Agreement.

     As approved by the Authority, the Bonds are to have a 15-year term and are to bear interest at a rate that will be set by Bear, Stearns & Co. as remarketing agent (the "Remarketing Agent") on a weekly basis. The rate is to be the lowest rate (not in excess of 12%) at which the Remarketing Agent, in its judgment based on prevailing financial market conditions, believes the Bonds could be sold at a price equal to 100% of the principal amount thereof, plus accrued interest, on the date of each determination. In the event the Remarketing Agent fails at any time to set or announce a rate in accordance with the Bond documents, the rate is to be equal to 101% of the 30-day Federal Reserve AA composite index rate.

     Holders of the Bonds are entitled to tender the Bonds at any time by giving at least seven days prior notice at a price equal to 100% of the principal amount thereof, plus unpaid and accrued interest thereon. In such case, the Remarketing Agent is to use its best efforts to remarket the Bonds. If it is unable to do so, the letter of credit bank must then purchase the Bonds through a draw on the letter of credit, in which case the Company will have obligations with respect to the draw, as described below.

     The Bonds are to be subject to mandatory sinking fund redemption requirements on September 1 of each year. In addition, the Bonds are to be subject to mandatory redemption upon the expiration of the letter of credit without extension or in certain other events, and the Company is to have the right to redeem the Bonds at par at any time.

     The Company is in the process of negotiating the terms of a reimbursement agreement pursuant to which a letter of credit to support and secure the Bonds would be issued by Canadian Imperial Bank of Commerce, as agent for itself and other banks. Under the terms being discussed, draws on the letter of credit that are not repaid within certain time periods are converted into five-year term loans. Term loans that result from a termination or non-renewal of a letter of credit are to bear interest at a rate equal to LIBOR plus 1% per annum. Term loans that result from draws to purchase bonds tendered and not remarketed that are not reimbursed within 60 days are to bear interest at a rate equal to LIBOR plus 2.25% per annum. In addition, the default rate is equal to LIBOR plus 2.25% per annum.

     The letter of credit banks are also to receive letter of credit fees equal to 1.10% during construction of the Alcoa Project and 1% per annum thereafter, as well as certain other administrative fees. The Company's obligations under the reimbursement agreement proposed and with respect to repayment of the Bonds is to be secured by a pledge of all revenues relating to the Alcoa Project and the Olin Project (collectively, the "Projects"), which revenues are to be held in trust by a trustee for the letter of credit bank and for the Authority. As a result, until the Bonds are paid in full, revenues from the Projects will be available only to secure and repay the Bonds and will not be available to the Company for any other purposes. In addition, the Bonds will be secured by the collateral assignment of all agreements of the Company relating to the Projects, including the Alcoa Agreement and the Olin Agreement.

     As a part of the inducement to the letter of credit banks to issue the letter of credit, the Authority is also to agree to a contractual "moral" obligation under which, in certain events, it will request an appropriation from the Indiana General Assembly to provide funds to replenish debt reserves or to repay the Bonds in full. This contractual moral obligation is not intended to, and will not, create a debtor liability of the State of Indiana to make any appropriation or payment to or for the use of the Authority, and the Authority does not have the power to compel the Indiana General Assembly to appropriate monies upon request. In certain instances, as a result of appropriations with respect to the contractual moral obligation, if they are made, the Authority may purchase the rights of the letter of credit banks under the reimbursement agreement with the Company. In such cases, the Company would be obligated to the Authority in the same manner as it is obligated to the letter of credit banks.

     In order to provide for construction of the Olin Facility, the Company obtained a loan from Olin in the amount of $1.874 million that, since April 12, 1996, has borne interest at a rate of 10% per annum. In August 1996, the Company also obtained the agreement of Praxair to defer payment of the $2.7 million balance owed for the air separation plant until completion of the bond financing but no later than September 30,1996. As of October 14, 1996 Praxair was continuing to perform work on its portion of the Olin Project. In connection with said agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full.

     The agreements regarding the Olin loan provide that the loan is to be repaid on demand, but in no event later than October 31, 1996. The loan is secured by a security interest in all of the Company's personal property. The loan proceeds have been or are being used to complete construction of the Olin Facility.

     The Olin loan and the Company's obligations to Praxair are expected to be repaid with funds available to the Company from the proceeds of the equity investment described above.

Business Strategy

     The principal focus of the Company in the near term will be to finance and complete the construction of the Alcoa Project. The Company's long-term goals are to derive revenues from licensing the NOXSO Process to engineering firms which specialize in construction of pollution control systems, from sublicensing fees payable on units those firms sell to others, and from royalties on the sale by suppliers of sorbent sold to users of the NOXSO Process. The Company may also directly sell the technology to end users in return for licensing fees. If the NOXSO Process is successfully commercialized, the Company expects that it will also receive revenue from the provision of technical assistance and process engineering services and that it will continue to improve and refine the NOXSO Process.

     The Company also intends to utilize its engineering expertise to develop other technologies, processes, substances and facilities to assist others to comply with environmental laws and regulations and to perform research and development projects for others. See "Other Business" in this Item 1.

Markets for the NOXSO Process

     The Company believes that the size of the potential market for NOXSO Process treatment plants will depend on a number of factors. The acid rain provisions of the amendments to the Clean Air Act passed by Congress in 1990 impose additional restrictions on NOx and SO2 emissions at coal-fired power plants. Facilities regulated under the law were required to comply with the Phase I levels by 1995 and Phase II levels by the year 2000. The Company believes this legislation will increase demand for the NOXSO Process and competitive processes in and after the year 2000.

     According to the DOE, in 1994, 52% of all electricity generated in the United States was generated by coal-burning power plants. Although concerns over air quality impose limitations on the use of coal rather than cleaner burning oil and gas, the Company believes that the increasing dependency of the United States on foreign oil and limited known domestic reserves of oil and gas, together with the increase in energy demand, may result in coal playing an increasing role in electrical power generation. To the Company's knowledge, there are several new coal-burning power plants planned for start-up within the next five to 10 years. However, to the extent existing alternative energy sources become more attractive or new energy sources are developed and prove to be economically feasible, the use of coal as an energy source may decrease. This would materially reduce the potential market for the NOXSO Process.

     In addition, the Company believes that, although earlier sales of commercial NOXSO Process units are possible, for the most part the utility industry will require commercial-scale demonstration of the NOXSO Process prior to committing to the installation of such a system to prove the technical and economic viability of the process. The Company's efforts over the next approximately two years will be concentrated on establishing a viable full-scale commercial demonstration of the NOXSO Commercial Demonstration Facility. See "The Alcoa Project" in this Item 1.

     If the NOXSO Process proves successful, the Company intends to license the NOXSO technology to engineering firms that specialize in the design, construction and installation of pollution control systems on new and existing power plants in exchange for a license fee to the Company and sublicense fees from purchasers of facilities and the Company anticipates receiving royalties from the sale of sorbent. The Company also intends to promote the NOXSO Process directly to the utility and independent power producing industries. The Company expects that there will be a significant educational process required in the initial marketing of the NOXSO Process. To begin this process, during the past three fiscal years, the Company established a marketing program by hiring two senior professional sales engineers who are highly experienced in the utility industry. The focus of this marketing activity has been to identify a host site for the Full-Scale Commercial Demonstration and to pursue other opportunities for future sales of the NOXSO Process. The Company also hopes to secure license fees from sales in other countries under the FLS License Agreement described below.

     It is anticipated that, if the NOXSO Process is successful, the Company's revenues will be derived principally from technology license fees and royalties on the sale of sorbent and, to a lesser extent, by developing other technologies and performing research and development projects for others and providing construction management services. See "Construction Management Services" and "Other Business" in this Item 1.

Competition

     The market for pollution control equipment is directly impacted by environmental laws and regulations. Federal, state, and local governments have enacted laws which set required reductions in pollutant emissions levels for certain industries or a specific source category within an industry by specific dates. The market for the NOXSO Process and the competition for a share of the market is, therefore, dependent upon deadlines set by regulators and the commercial readiness of the NOXSO system.

     The pollution control business is highly competitive. Numerous companies are engaged in the construction of flue gas desulfurization systems, and there are a few companies now engaged in the development of regenerable systems (systems which, like the NOXSO Process, do not produce sludge for disposal). At this time, however, the market is dominated by companies marketing lime and limestone systems (sludge producing systems).

     Many of the companies engaged in the development or construction of flue gas emission control systems are well-established in this field. The dominant companies in the United States include General Electric, Babcock & Wilcox Company, Asea Brown Boveri, Wheelabrator, Joy Bischoff and Pure Air. The Company does not intend to construct pollution control facilities itself, but will seek to license the technology to major engineering firms engaged in the design and construction of pollution control equipment.

     Clean coal technologies can be generally grouped into two categories: (i) retrofitting, which can be used on existing plants to reduce emissions, and (ii) repowering, which replaces a significant portion of the original power plant and often increases capacity while reducing emissions. The retrofitting technologies include lime/limestone scrubbing, limestone injection multi-stage burner, spray drying, sorbent duct injection and advanced flue gas clean-up, the use of electron beam radiation to simultaneously remove both sulfur oxides and nitrogen oxides, the use of metal oxides such as copper for sulfur dioxide control and selective catalytic reduction of nitrogen oxides by ammonia. The major repowering technologies include integrated gasification/combined cycle ("IGCC") and fluidized-bed combustion ("FBC"). IGCC is a power generating process in which coal is gasified and the sulfur compounds are removed. During this process, the gas produced is used to fuel a gas turbine and subsequently to generate steam to operate a steam turbine. FBC is a process of burning coal while it is in a fluidized or suspended mixture of air and limestone. FBC extracts sulfur during combustion rather than cleansing the flue gas. Other clean coal technologies include advanced coal cleaning, modification of the combustion process to reduce nitrogen oxide production, coal liquefaction and coal gasification.

     At present, the Company is aware of only one commercially available approach to control both sulfur and nitrogen oxides. Flue gas desulfurization coupled with selective catalytic reduction of nitrogen oxide is currently being used in Germany and Japan, where strict regulations governing their emissions are already in force. This approach uses two separate systems and equipment for removing sulfur dioxide and nitrogen oxide. The Company estimates, based on its pilot test results, that the combined cost of using these two methods is greater than using a NOXSO Process treatment plant for a major utility. In addition, the Company believes that the NOXSO Process will be more cost-efficient on an operating basis. At this time, the Company is aware of a limited number of sulfur oxide/nitrogen oxide control technologies being developed. To the Company's knowledge, the level at which these technologies are being tested ranges from the laboratory bench-scale to pilot demonstrations.

     The Company believes that where high removal levels of both sulfur and nitrogen oxides are required (currently the Northeast United States) and where there is a premium on minimizing solid waste, the NOXSO Process provides advantages over other competing systems, either currently in commercial use or under development, for the following reasons:

     o The NOXSO Process is a completely dry process and does not generate any solid waste material that must be disposed of, whereas certain other systems create toxic substances as a by-product of the reaction process, as well as quantities of non-toxic substances, both of which must be removed and disposed of in an environmentally acceptable manner.

     o The NOXSO Process captures and removes a high percentage (70-90%) of the nitrogen oxides as well as a high percentage (in excess of 90%) of the sulfur oxides simultaneously in a single reaction, whereas conventional scrubbers remove only the sulfur oxides and must be combined with a second system to control nitrogen oxides.

     o The NOXSO Process removes sulfur oxides and nitrogen oxides at moderate temperatures (250[degree] F), which enables the process to be placed in the power plant at practically any point in the flue gas train and does not require reheat or special lined stacks. This should be especially important in retrofit applications, where space is a significant concern.

     o Cost estimates for the NOXSO Process developed by the Electric Power Research Institute indicate that the cost of building and operating the NOXSO Process compares favorably to other processes under development that remove nitrogen and sulfur oxides in a single process.

     o The NOXSO Process requires no modification to the coal combustor, which enables power generation to continue unabated until the fully operational flue gas treatment system is integrated into the flue gas train.

     The Company believes that the NOXSO Process may provide a competitive advantage over other competing systems where high removal levels of SO2, and NOx are required. In addition, the NOXSO Process has been judged by the Electric Power Research Institute to be economically competitive with other simultaneous SO2/NOx control technologies. However, various factors may favor other technologies or solutions to satisfy the requirements of the Clean Air Act. It is not clear how or to what levels NOx emissions will be required to be reduced under the Clean Air Act. In addition, in order to comply with the Clean Air Act, utilities may opt to burn low-sulfur coal, switch from coal to oil and gas, purchase Allowances on the open market from other utilities whose actual emissions are lower than their allowable levels, retire capacity, or purchase other types of flue gas treatment systems.

     Furthermore, the NOXSO Process involves the circulation of a large quantity of sorbent in the system which creates substantial material-handling issues which must be addressed in the construction and operation of a facility. In addition, the sorbent containing the adsorbed sulfur tends to be corrosive at high temperatures. Thus, corrosion-resistant materials are required in parts of the system. The NOXSO Process also requires a significant initial capital expenditure which, in some instances, may exceed installation costs for alternative processes.

     In addition to direct competition from other companies engaged in development of flue gas desulfurization systems, the Company's process, because it relates to coal and high sulfur oil is in competition with other available energy sources such as gas, nuclear energy and solar, geo thermal and wind power. To the extent that any of these energy sources become more desirable or that coal becomes less desirable as an energy source, for political, environmental, economic or other reasons, the ability of the NOXSO Process to compete effectively may be adversely affected.

     Accordingly, the NOXSO Process will compete with a number of different technologies on the basis of technical and economic viability. In addition to being able to meet any required emission standards on an operating basis, the NOXSO Process treatment facility must be operationally cost efficient compared to alternative technologies.

Certain License Agreements

Agreements with Grace

     Since March 1982, Grace, which as of September 30, 1996 owned approximately 21% of the Company's Common Stock, has provided technical personnel and financial support to the Company in its effort to develop the sorbent for the NOXSO Process. Grace has provided different versions of the sorbent to the Company for testing during this period. In 1987, the Company and Grace entered into a series of agreements intended to advance the development of the NOXSO Process, including a research agreement (the "Research Agreement"), which has expired, under which Grace provided funding of $400,000 for testing and development of the NOXSO Process, and a license and supply agreement (the "Grace License Agreement"), which continues in effect, relating to sorbent technology. Grace has no continuing obligation with respect to the development of the NOXSO Process or to provide funding to the Company.

     The Grace License Agreement provides, inter alia, that Grace will pay to the Company a commission based on any sales by Grace or suppliers licensed by Grace of sorbent to the users of the NOXSO Process at a negotiated rate of between 6% and 10% of the net sales price of the sorbent. In addition, the Grace License Agreement provides that Grace will receive a royalty based on its licensees' sales of sorbent to the users of the NOXSO Process. The License and Supply Agreement expires on September 11, 2007 unless Grace exercises its right to earlier terminate the agreement upon four months advance notice. In the event of such early termination, Grace has agreed to grant to the Company a royalty-free exclusive license for certain sorbent technology relating to the removal and/or recovery of sulfur oxides and nitrogen oxides from stationary flue gas sources developed by the parties under the Research Agreement.

Agreements with FLS

     In March 1992, the Company entered into a license agreement (the "FLS License Agreement") with FLS miljo a/s ("FLS"), a Danish corporation engaged in the construction and design of utility power plants. The FLS License Agreement authorizes FLS to market, sell, design, and construct NOXSO Process facilities in 33 countries throughout Europe, parts of Asia and the Confederation of Independent States (formerly the USSR). Upon entering into the FLS License Agreement, FLS purchased 266,666 shares of common stock and a warrant to purchase 133,334 additional shares (which warrant has expired without being exercised) in consideration of $2 million.

     Under the FLS License Agreement, FLS must install the NOXSO Process on at least 500 megawatts of coal-fired electric generating capacity annually commencing in 1997 in order to maintain its license. FLS is required to pay to the Company royalties of (i) 3% of the installed cost of the NOXSO Process and 5% of associated engineering fees if the system installed is completely of the Company's design, or (ii) 2% of the installed cost of the NOXSO Process and 5% of associated engineering fees if the system installed is modified with FLS technology.

     In March 1993, FLS entered into an agreement with ELKRAFT, a Danish utility, for FLS to design and construct a demonstration plant of a seven megawatt facility in Denmark. The construction of the project was completed in 1994 and the demonstration is expected to be completed by the Summer of 1997 To the Company's knowledge, the demonstration is on schedule and, to date, has met expectations as to SO2 and NOx removal rates. The Company is not a party to this agreement and has no role in the funding or operation of the project. Since the installation of the demonstration facility, FLS has submitted three bids for NOXSO Process systems to be installed in Europe. The Company does not presently expect to receive any royalty income on the foreign license before 1997.

Construction Management Services

     The Company's 70%-owned PROJEX, Inc. ("PROJEX") subsidiary was formed in November 1995 to conduct a business utilizing the construction management expertise available to the Company in its development and demonstration of the NOXSO Process. PROJEX provides construction management support services to the steel, public housing, utility and chemical industries, as well as providing construction management services to engineering firms working for a wide variety of businesses.

     Robert L. Raymond serves as PROJEX's President and owns 15% of its capital stock. Mr. Raymond has 24 years of experience in construction and project management, contract administration, planning, cost control, construction supervision and field experience for public and industrial projects ranging in size from $10 million to $500 million. Patricia M. Conrad serves as a Vice President of PROJEX and owns 15% of its capital stock. Ms. Conrad has 17 years of experience in planning, scheduling, cost control and document control on construction projects. As of September 30, 1996, PROJEX had a total of five full-time and two part-time employees.

     In November 1995, the Company engaged PROJEX to supervise the construction of the NOXSO Process systems at the NOXSO Commercial Demonstration Facility and to supervise construction of the Olin Project. Under its agreement, the Company pays PROJEX for services on an hourly basis which the Company believes are consistent with rates it would pay for such services in arm's length transactions with unaffiliated parties. It is estimated that PROJEX will receive $2.5 million under the agreement. Through September 30, 1996, the Company had paid PROJEX $659,500 for its services.
PROJEX has since its incorporation has entered into seven agreements with parties other than the Company having an aggregate estimated contract price of $165,000.

Other Business

     The Company is presently engaged in several early-stage developmental projects that are intended to utilize its engineering expertise to develop other technologies, processes, sorbent and facilities to assist others to comply with environmental laws. These include the development of a low cost, high performance sorbent for controlling emissions of volatile organic compounds, which are widely used as solvents in many industries and the development of a new plasma/thermal process for controlling NOx emissions from small combusters that burn fossil fuel. There can be no assurance it will be able to successfully develop or commercialize any such technologies, processes, sorbents, or facilities. The Company also from time to time on a contract basis performs research and development projects for others.

Patents

     The Company has eight United States patents, one covering a method for the removal of nitrogen oxides from a gas such as a flue gas, two covering a regenerable attrition resistant sorbent and related adsorption processes useful for the removal of nitrogen oxides, sulfur oxides, and hydrogen sulfide from waste gas streams such as a flue gas, and one covering a process for the removal of nitrogen oxides and/or sulfur oxides from a gas containing nitrogen oxides and/or sulfur oxides such as a flue gas. The Company also was granted a United States Patent covering its process for regenerating sorbent by removing nitrogen oxides and sulfur oxides contained by the sorbent, two United States patents covering removal of nitrogen and sulfur oxides from a flue gas using a transport line absorber and a United States patent covering a down comer and flapper valve used to transport sorbent through a multistage fluid bed adsorber.

     The Company holds one British patent covering both a regenerable attrition resistant sorbent useful for the removal of nitrogen oxides, sulfur oxides and hydrogen sulfide from waste gas streams such as a flue gas and a process for the removal of nitrogen oxides, sulfur oxides, hydrogen sulfide or a mixture of one or more thereof from a gas such as a flue gas. The Company holds one Canadian patent covering both a regenerable attrition resistant sorbent useful for the removal of nitrogen oxides, sulfur oxides and hydrogen sulfide from waste gas streams such as a flue gas, and a process for the removal of nitrogen oxides, sulfur oxides, hydrogen sulfide or a mixture of one or more thereof from a gas such as a flue gas. The Company holds one Mexican patent covering sorbent and processes for removing nitrogen oxides, sulfur oxides and hydrogen sulfide from gas streams, and one German patent covering the same invention disclosed in the Mexican Patent.

     The Company also has two United  States patent  applications  pending which cover improvements to the NOXSO Process that were demonstrated at the Pilot-Scale Facility. In August 1996, the European Patent Office approved the Company's application for a patent covering the removal of nitrogen oxides and sulfur oxides from flue gas using a transport line adsorber. The Company is proceeding to register or validate this patent in Belgium, Germany, Denmark, Spain, and the United Kingdom.

Employees

     The Company currently has 20 full-time employees, exclusive of the persons employed by PROJEX. These employees are responsible for managing the Company and the continued development of the NOXSO Process and the management and analysis of the results of the various tests being performed. The Company believes that the further development of the NOXSO Process will not require the Company to employ and retain a significant number of employees.

     Although there is competition for qualified personnel in the area of flue gas desulfurization systems, the Company does not anticipate any significant problems recruiting and retaining qualified personnel. Nevertheless, if any of the Company's key personnel leave its employ, the development, testing and commercialization of the NOXSO Process may be adversely affected. The Company is not a party to any collective bargaining agreement and believes that it has a favorable relationship with its employees.

Forward Looking and Other Statements

     The statements above and elsewhere in this Report that suggest that the Company is likely to, or will meet its various objectives (including that the Company expects to sell the Bonds and successfully complete the Alcoa Project and the Olin Project) are forward looking statements. Various factors could prevent the Company from realizing these objectives, including the following:

     The Company expects to service the Bonds from (i) payments from Olin to the Company pursuant to the Olin Agreement to purchase elemental sulfur in the aggregate amount of $3.2 million annually and (ii) the sale of Allowances earned under the Alcoa Project Agreement.

     The Alcoa Project represents the first Full-Scale Commercial Demonstration of the NOXSO Process. As such, it is possible that it will not perform as expected, which could substantially reduce the number of Allowances that the Company receives under the Alcoa Agreement or which could result in a termination by Alcoa of the Alcoa Agreement. A substantial reduction in the number of Allowances that the Company receives under the Alcoa Agreement could have a material impact on the cash flows that the Company intends to use to service the Bonds. Termination of the Alcoa Agreement would in all likelihood result in acceleration of the Company's obligations with respect to the Bonds, which the Company would likely be unable to pay, and would in addition in all likelihood make it impossible for the Company to market or sell the NOXSO Process to other parties.

     Because the Alcoa Project represents the first Full-Scale Commercial Demonstration of the NOXSO Process, expenses to operate and maintain the project may exceed the Company's expectations even if the project otherwise performs in accordance with those expectations. In such event, the Company would have to use cash generated from other operations to fund those expenses. The Company, as a development-stage company, does not at this time have other significant operations that would provide such cash flow, and unless it develops such operations and/or is able to effectively market the NOXSO Process (which may not be possible if as a result of the additional expense of operation, the NOXSO Process fails to operate effectively and economically as compared to competing technologies), the Company may be unable to generate revenues to fund such costs.

     In addition, the market for Allowances is not well-developed, having developed since the implementation of the amendments to the 1990 Clean Air Act in 1995, and there can be no certainty that the market price for Allowances will be in accordance with Company expectations. In such event, the funds that the Company currently expects to receive from the sale of earned Allowances will not be available to service the Bonds.

     If the Olin Facility fails to perform and provide Olin with sulfur dioxide in accordance with the specifications set forth in the Olin Agreement, Olin will not be required to pay to the Company $3.2 million annually for 16,000 short tons of elemental sulfur, which will most likely make it impossible for the Company to service the Bonds.

     The Company must resolve certain concerns of representatives of the Authority prior to the issuance of the Bonds. The Company has not entered into a final agreement with the issuer of a direct-pay letter of credit required to support and secure the Bonds. In addition, in order to satisfy conditions to the issuance of the Bonds, among other things, (i) the Company must obtain additional equity capital of approximately $5 million during October 1996, $2.5 million of which is to be used to fund one-half of a supplemental reserve to secure the Bonds and the remainder of which is to be used to repay outstanding loans of the Company to Olin and Praxair and (ii) the County of Warrick, Indiana must fund or irrevocably commit to fund, in cash or by causing a letter of credit or its equivalent to be issued, $2.5 million to fund the other half of the supplemental reserve.

     The Company intends to seek to raise the required equity capital through a private placement of its common stock, the terms of which placement are presently being negotiated and are contingent upon the satisfactory completion of due diligence and other conditions. Any shares issued in the private placement are expected to contain restrictions on resale in accordance with Federal securities laws and, thus, are expected to be sold at a discount to the market price of freely tradeable shares. Some, but not all, required approvals have been obtained in order for Warrick County to commit to fund its portion of the supplemental debt reserve fund.

     Accordingly, there can be no assurance that either condition to the issuance of the Bonds can be satisfied prior to October 31, 1996, the date by which the Alcoa Agreement presently requires that the Company have in hand financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds to the provided by the DOE. If such financing is not in hand by that date, Alcoa has the right, at its option, to terminate its obligations under the Alcoa Project Agreement.

     Although the Company expects to pay for elemental sulfur to satisfy its obligations under the Olin Agreement until April 1998, the month that the Alcoa Project is scheduled to be operational, it does not expect to pay for elemental sulfur after said month. If the NOXSO Commercial Demonstration Facility fails to produce elemental sulfur commencing in May 1998 in such quantities as will enable it to be used to satisfy the Company's obligation to deliver to Olin 16,000 short tons of elemental sulfur per year pursuant to the Olin Agreement, the Company will be required to purchase additional elemental sulfur for delivery to Olin. Based on historical prices for elemental sulfur, it is anticipated that the cost of elemental sulfur purchased in the open market will be approximately 12% to 25% of the consideration the Company is to receive from Olin under the Olin Agreement. Such an expenditure, if required for any significant period of time after April 1998, could have a material adverse impact on the cash flows that the Company intends to use to service the Bonds.

     Revenues from the NOXSO Commercial Demonstration Facility and the Olin Facility are required to be held in trust to secure repayment of the Bonds until they are paid in full in the year 2011. Accordingly, those revenues will not be available to the Company to pay its ordinary operating expenses and to provide for cash flow needs, other than those specifically related to the Alcoa Project or the Olin Project. As a result, the Company will have to find other sources of funds to provide for its ordinary operating and cash flow needs. Consequently, even if the NOXSO Commercial Demonstration Facility operates sufficiently well to enable the Company to service the Bonds, if it fails to meet the expectations of the Company's prospective customers or to operate effectively and economically as compared to competing technologies, the Company may be unable to generate revenues to meet its other needs or, ultimately, to establish the NOXSO Process as a viable competitor in the marketplace. See in particular "Competition" in this Item 1.

Item 2.   Properties

     The Company leases approximately 4,170 square feet of office, administrative and research space in Bethel Park, Pennsylvania. The lease term extends from June 1992 through May 1999. The Company also leases approximately 6,400 square feet of laboratory space in Clairton, Pennsylvania. The lease terms extends from August 1994 through July 1998.

Item 3.   Legal Proceedings

     In late  August  1996 a  Complaint  was filed  against  the  Company in the
District   Court  of  Jefferson   County,   Texas,   by  Calabrian   Corporation
("Calabrian") relating to a Purchase

Agreement dated October 16, 1995 between the Company and Calabrian (the "Purchase Agreement") and a related License Agreement, dated effective as of September 1, 1995, between the Company and Calabrian. Under the agreements,
Calabrian agreed to supply to the Company for a fixed price a portion of the Olin Facility to be constructed by the Company for Olin Corporation (see "The Olin Project" in Item 1). The Olin Facility will convert elemental sulfur into liquid sulfur dioxide for use by Olin under the Olin Agreement (as described under "The Olin Project" in Item 1). The complaint alleges that the Company took over direction and supervision of Calabrian's subcontract relating to the construction of components of the Olin Facility, disrupting Calabrian's plans with respect to the facility and constituting an unlawful interference with Calabrian's contractual relationships with its subcontractors, and that the Company defaulted in certain payment obligations to Calabrian under the Purchase Agreement. The complaint requests damages in the amount of $665,000, representing the balance of the fee allegedly owed to Calabrian under the Purchase Agreement, unspecified damages caused Calabrian as a result of the alleged interference with contract, any additional damages caused Calabrian by the Company's conduct, and, until any amounts due and payable to Calabrian under its agreements with the Company are paid, a temporary and permanent injunction enjoining the Company from using Calabrian's technology and from disclosing it to third parties.

     The Company's Counsel has advised that it believes the causes of action in Calabrian's complaint are without merit and that the Company has the basis for filing a counterclaim against Calabrian for breach of contract as a result of Calabrian's abandonment of its contract with the Company without cause or justification. The Company intends to deny the substantive allegations of the complaint, to vigorously defend the action, and to file a counterclaim seeking payment of (i) all costs incurred by the Company to complete the portion of the Olin Facility abandoned by Calabrian in excess of the fixed price established in the Company's Purchase Agreement, (ii) the Company's legal fees and costs, and
(iii) any and all other damages caused the Company by Calabrian's filing of an action against the Company that is without merit.

     The Company has removed the action to the United States District Court for the Eastern District of Texas, Beaumont Division. On September 30, 1996, the Company served a motion to dismiss all equitable claims for failure to state claims upon which relief can be granted and requested an expedited hearing on its motion because of concerns that the presence of injunctive claims threatens the bond financing described above. Calabrian was required to respond to the Company's motion on or before October 10, 1996, and the Company hopes that the Court will rule on its motion shortly thereafter, although there can be no assurance that it will do so. The Company has also served counsel for Calabrian with a copy of a Motion for Rule 11 Sanctions it intends to file and vigorously pursue against such counsel if the Court rules in favor of its motion to dismiss.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Security Holder
------------------------------------------------------------------------------
Matters
-------

Market Information

     The Company's common stock is traded on the over-the-counter market and is currently traded in the Nasdaq Small Cap Market System under the symbol "NOXSO". The following table sets forth the range of high and low closing bid quotations of the common stock as reported by Nasdaq for each fiscal quarter within the two most recent fiscal years. The quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


              Fiscal Quarter Ended                      Bid Prices $

                  1995                              High            Low
                  ----                              -----          ------
      September 30, 1994 (First Quarter)            5.375          2.875
      December 31, 1994 (Second Quarter)            4.750          2.125
      March 31, 1995 (Third Quarter)                5.250          2.750
      June 30, 1995 (Fourth Quarter)                5.500          2.750

                  1996
                  ----
      September 30, 1995 (First Quarter)            8.375          3.063
      December 31, 1995 (Second Quarter)            6.750          4.625
      March 31, 1996 (Third Quarter)                5.625          3.875
      June 30, 1996 (Fourth Quarter)                5.875          3.875

                  1997
                  ----
      September 30, 1996 (First Quarter)            5.875          5.375

     ---------------------------------

     The closing price of the Company's common stock as reported by Nasdaq was $5.125 on October 10, 1996.

Holders of the Company's Common Stock

          As of each of June 30, 1996 and September 30, 1996 there were approximately 830 record holders of the Company's common stock.

Dividends

     The Company has never paid cash dividends on its common stock. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. The Company does not anticipate paying cash dividends for the foreseeable future.

Item 6.   Selected Financial Data

     The following selected financial data is qualified in its entirety by reference to the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The selected financial data for the five years ended June 30, 1996, has been derived from the Company's audited financial statements.



                                          Year Ended June 30,
                       ---------------------------------------------------------
 Operating Results      1996        1995        1994         1993        1992
                        ----        ----        ----         ----        ----
Costs and Expenses  $488,132    $2,648,842   $3,125,312  $4,222,034  $3,190,022
Net Loss            (326,269)   (1,760,658)  (1,931,657) (2,292,197) (2,223,382)
Per Share Data:
Net Loss Per Share    (0.04)        (0.20)       (0.22)      (0.30)      (0.33)
Weighted Average
Number of Shares
Outstanding (in 000's) 9,308         8,777        8,645       7,723       6,657

Financial Position                             June 30,
                       ---------------------------------------------------------
                        1996        1995        1994         1993        1992
                        ----        ----        ----         ----        ----
Working Capital    $(4,333,882)   $583,359   $1,808,399  $3,578,616  $2,193,442
Total Assets        11,199,396   3,423,873    3,690,130   4,964,195   3,264,951
Long-Term Debt          --           --           --          --          --
Total Stockholders'
Equity               3,172,454   1,510,629    1,914,415   3,708,560   2,670,026

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Overview

     The  Company  is  a  development  stage  company   principally  engaged  in
developing, testing, and marketing of the NOXSO Process to remove a high percentage of the pollutants which cause "acid rain" from flue gas generated by burning fossil fuel. In August 1994, the Company entered into the Alcoa Project Agreement for the design, construction, and operation of the NOXSO Commercial Demonstration Facility at Alcoa's Warrick Generating Station in Newburgh, Indiana. The project definition and design phases of the Alcoa Project have been completed by the Company and the construction phase was commenced in June 1995. The Company has received all necessary approvals from the DOE to proceed to complete the Alcoa Project. As a part of the approval, the DOE increased the funding for its share of costs for the project from $33 million to $41.4 million. See "The Alcoa Project" in Item 1.

     In April 1995, the Company entered into the Olin Agreement to construct the complementary Olin Facility in Charleston, Tennessee to convert elemental sulfur which, after the Alcoa Project is completed, is to be generated as a by-product of the Alcoa Project, into sulfur dioxide. Under the Olin Agreement, provided that the Olin Facility produces sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required for a 10-year period after the Olin Facility is operational, to pay the Company $3.2 million annually, and the Company is to deliver to Olin 16,000 short tons per year of elemental sulfur. Once the Alcoa Project is operational, it is anticipated that all or virtually all of the 16,000 short tons of elemental sulfur will be produced by the Alcoa Project. Until that date, the Company will have to pay the costs of purchasing elemental sulfur from suppliers. See "The Olin Project" in Item 1.

     The Company is also engaged in utilizing its engineering expertise to develop other technologies, processes, substances and facilities that can be used to assist in complying with environmental laws, although all such efforts are at this time developmental in nature. The Company also from time to time performs research and development for others on a project basis. See "Other Business" in Item 1. The Company has also licensed the NOXSO Process for distribution internationally, testing of which is being conducted by its licensee in Europe. See "Certain License Agreements" in Item 1. In addition, the Company is offering construction management services to others through its 70%-owned PROJEX subsidiary. See "Construction Management Services" in Item 1.

Liquidity and Capital Resources

     The Company is a development stage company engaged in developing and testing the NOXSO Process. Since inception, the Company has dedicated substantially all its resources to the acquisition, development and testing of the NOXSO Process. Since its inception, the Company's capital resources have been derived from various sources including the sale of the Company's common stock in both public and private offerings, government grants, research contracts and cooperative research activities. The total of capital raised from inception through June 30, 1996 was approximately $18.2 million.

     The Company's resources have been used to conduct a series of test programs which provided the data necessary to bring the NOXSO Process to its present state of development. The first of these programs began in 1980 in Paducah, Kentucky, at the TVA Shawnee Steam Plan. The next phase of development began in 1985, after a move to DOE's Pittsburgh Energy Technology Center, and these test continued through June of 1989. This development program was followed by a Pilot-Scale Facility at the Ohio Edison power plan located at Toronto, Ohio. This Pilot-Scale Project was completed in August of 1993 with over 10,000 hours of testing. The Company is constructing a Full-Scale Commercial Demonstration of the NOXSO Process for Alcoa. See "The Alcoa Project" in Item 1. It is also constructing a complementary plant at Olin Corporation's plant in Charleston, Tennessee. The plant will convert elemental sulfur into liquid sulfur dioxide. See "The Olin Project" in Item 1.

     During fiscal 1996, the increase in cash and equivalents and certificates of deposit was the net result of several transactions. The major cash inflows were proceeds of $1.9 million from private placement offerings, net borrowing on the line of credit of $755,000 and net borrowings on the Alcoa and Olin loans of $1.2 million. These funds have been used during the year to pay expenses of operating the Company as well as cover the costs associated with the building of the NOXSO Commercial Demonstration Facility and the Olin Facility. The Company's current ratio decreased from 1.3:1 at June 30,1995 to 0.45:1 at June 30, 1996. This decrease is the result of costs of the NOXSO Commercial Demonstration Facility and the Olin Facility exceeding the funds received by the Company. As of June 30, 1996, the Company had working capital of ($4.4 million) as compared to $583,000 at June 30, 1995. This decrease is the result of the increased activity in the construction of the NOXSO Commercial Demonstration Facility and the Olin Facility. The notes payable is increased as a result of the increased borrowing on the line of credit and the Olin loan.

     The funds needed, in addition to those available from the DOE, to complete the Alcoa project are to be provided from the proceeds of $40 million in Bonds. On September 16, 1996, the Authority adopted resolutions approving the issuance of the Bonds. However, the Company is still seeking to resolve certain concerns of representatives of the Authority. The Company has not entered into a final agreement with the issuer of a direct-pay letter of credit required to support and secure the Bonds. In addition, in order to satisfy conditions to the issuance of the Bonds, among other things, (i) the Company must obtain additional equity capital of approximately $5 million during October 1996, $2.5 million of which is to be used to fund one-half of a supplemental reserve to secure the Bonds and the remainder of which is to be used to repay outstanding loans of the Company to Olin and Praxair and (ii) the County of Warrick, Indiana must fund or irrevocably commit to fund, in cash or by causing a letter of credit or its equivalent to be issued, $2.5 million to fund the other half of the supplemental reserve.

     The Company intends to seek to raise the required equity capital through a private placement of its common stock, the terms of which placement are presently being negotiated and are contingent upon the satisfactory completion of due diligence and other conditions. Any shares issued in the private placement are expected to contain restrictions on resale in accordance with Federal securities laws and, thus, are expected to be sold at a discount to the market price of freely tradeable shares. Some, but not all required approvals have been obtained in order for Warrick County to commit to fund its portion of the supplemental reserve fund.

     Accordingly, there can be no assurance that either condition to the issuance of the Bonds can be satisfied prior to October 31, 1996, the date by which the Alcoa Agreement presently requires that the Company have in hand financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds to the provided by the DOE. If such financing is not in hand by that date, Alcoa has the right, at its option, to terminate its obligations under the Alcoa Project Agreement.

     The Company expects to service the Bonds from (i) payments from Olin to the Company pursuant to the Olin Agreement to purchase elemental sulfur in the aggregate amount of $3.2 million annually and (ii) the sale of Allowances earned under the Alcoa Project Agreement.

     The Alcoa Project represents the first Full-Scale Commercial Demonstration of the NOXSO Process. As such, it is possible that it will not perform as expected, which could substantially reduce the number of Allowances that the Company receives under the Alcoa Agreement or which could result in a termination by Alcoa of the Alcoa Agreement. A substantial reduction in the number of Allowances that the Company receives under the Alcoa Agreement could have a material impact on the cash flows that the Company intends to use to service the Bonds. Termination of the Alcoa Agreement would in all likelihood result in acceleration of the Company's obligations with respect to the Bonds, which the Company would likely be unable to pay, and would in addition in all likelihood make it impossible for the Company to market or sell the NOXSO Process to other parties.

     Because the Alcoa Project represents the first Full-Scale Commercial Demonstration of the NOXSO Process, expenses to operate and maintain the project may exceed the Company's expectations even if the project otherwise performs in accordance with the Company's expectations. In such event, the Company would have to use cash generated from other operations to fund those expenses. The Company, as a development-stage company, does not at this time have other significant operations that would provide such cash flow, and unless it develops such operations and/or is able to effectively market the NOXSO Process (which may not be possible if as a result of the additional expense of operation, the NOXSO Process fails to operate effectively and economically as compared to competing technologies), the Company may be unable to generate revenues to fund such costs.

     In addition, in the event that the Company is unable to fund its share of project costs or timely complete the Alcoa Project, the Company expects to lose the DOE's funding. If the

     Company loses its DOE funding, it does not expect to be able to complete a Full-Scale Commercial Demonstration of the NOXSO Process. This loss of this funding would require that greater emphasis be placed upon the test results of the Company's pilot plant conducted at Toronto, Ohio and on the demonstration currently being conducted by FLS in Denmark. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it would be much more difficult to secure sales of the NOXSO Process to public utilities in the United States if the Alcoa Project is not funded and completed.

     If the Olin Facility fails to perform and provide Olin with sulfur dioxide in accordance with the specifications set forth in the Olin Agreement, Olin will not be required to pay to the Company $3.2 million annually for 16,000 short tons of elemental sulfur, which will most likely make it impossible for the Company service the Bonds.

     Although the Company expects to pay for elemental sulfur to satisfy its obligations under the Olin Agreement until April 1998, the month that the Alcoa Project is scheduled to be operational, it does not expect to pay for elemental sulfur after said month. If the NOXSO Commercial Demonstration Facility fails to produce elemental sulfur commencing in May 1998 in such quantities as will enable it to be used to satisfy the Company's obligation to deliver to Olin 16,000 short tons of elemental sulfur per year pursuant to the Olin Agreement, the Company will be required to purchase additional elemental sulfur for delivery to Olin. Based on historical prices for elemental sulfur, it is anticipated that the cost of elemental sulfur purchased in the open market will be approximately 12%-25% of the consideration the Company is to receive from Olin under the Olin Agreement. Such an expenditure, if required for any significant period of time after April 1998, could have a material adverse impact on the cash flows that the Company intends to use to service the Bonds.

     Furthermore, the market for Allowances is not well-developed, having developed since the implementation of the amendments to the 1990 Clean Air Act in 1995, and there can be no certainty that the market price for Allowances will remain at current levels. In such event, the funds that the Company currently expects to receive from the sale of earned Allowances will not be available to service the Bonds.

     Revenues from the NOXSO Commercial Demonstration Facility and the Olin Facility are required to be held in trust to secure repayment of the Bonds until they are paid in full in the year 2011. Accordingly, those revenues will not be available to the Company to pay its ordinary operating expenses and to provide for cash flow needs, other than those specifically related to the Alcoa Project or the Olin Project. As a result, the Company will have to find other sources of funds to provide for its ordinary operating and cash flow needs. Consequently, even if the NOXSO Commercial Demonstration Facility operates sufficiently well to enable the Company to service the Bonds, if it fails to meet the expectations of the Company's prospective customers or to operate effectively and economically as compared to competing technologies, the Company may be unable to generate revenues to meet its other needs or, ultimately, to establish the NOXSO Process as a viable competitor in the marketplace. See "Competition" in
Item 1.

     Further, the inability of the Company to fund and timely complete the Alcoa Project could result in the loss of revenues from utilities which retrofit in order to comply on a timely basis with Phase II requirements of the 1990 amendments to the Clean Air Act. In such event, the Company customer base could be limited principally to those power stations having the ability to postpone compliance beyond the year 2000 by accumulating or purchasing Allowances.

Results of Operations

     To date, the Company has not derived any revenues from operations. All revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $8.3 million through June 30, 1996. As a result of the significant expenses incurred from inception through June 1995 in connection with the acquisition, development and testing of the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $11.9 million at June 30, 1996. Since inception through June 30, 1996, the Company's total costs and expenses were $20.2 million including $7.6 million relating to salaries and benefits.

     Total funding, interest income and reimbursement of project costs for the fiscal years ended June 30, 1996, 1995 and 1994 were $0.2 million, $0.9 million and $1.2 million respectively, while total costs and expenses for the same periods were $0.6 million, $2.6 million and $3.1 million, respectively. The decrease in revenues from fiscal 1994 to fiscal 1995 and again to fiscal 1996 is due to the fact that the Company has begun capitalizing their costs related to the NOXSO Commercial Demonstration Facility and the Olin Facility and the DOE's portion of the costs and revenues are being offset against the construction-in-progress. Decreased costs and expenses from fiscal 1994 to fiscal 1995 and again to fiscal 1996 were also due to the fact that the Company has begun capitalizing their costs related to the NOXSO Commercial Demonstration Facility and the Olin Facility and the DOE's portion of the costs and revenues are being offset against the construction-in-progress.

     During the fourth quarter of 1995, the Company began to capitalize its share of costs associated with the NOXSO Commercial Demonstration Facility and the Olin Facility. As indicated above, the Alcoa Project Agreement between the Company and Alcoa was executed for the design, construction and operation of a demonstration facility. This agreement included a number of conditions, all of which have been met by the Company, with the exception of obtaining financing of its share of the facility. As discussed above, the Indiana legislature passed a bill which established a state sponsored program whereby the state could provide a guarantee for the repayment of revenue bonds for clean coal projects. Approvals for issuance of such guarantee have been obtained although as described above a number of matters must be resolved and conditions must be satisfied prior to issuance of the Bonds. In addition, the DOE has approved the Company's Continuation Application through the construction phase. Given the current status of the project and the nature of the costs being incurred, management believes it is appropriate to begin to capitalize the cost of the NOXSO Commercial Demonstration Facility and the Olin Facility as construction-in-progress. Future funds received by the DOE will be used to offset total costs incurred on the project with the result that net costs capitalized on the balance sheet will reflect the Company's portion of the projects costs.

New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such asset. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair market value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted.

     The Company will be subject to the provisions of SFAS No. 121 and No. 123 in fiscal 1997. At the present time, the Company does not believe that the adoption of either of these accounting pronouncements will have a material effect on its financial position or results of operations.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------


                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                            Page
                                                                            ----

Report of Independent Public Accountants

Financial Statements:

Consolidated Balance Sheets June 30, 1996 and 1995

Consolidated Statements of Operations for the Cumulative Period from Inception to June 30, 1996, and for the Years Ended June 30, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity for the Cumulative
 Period from Inception to June 30, 1996, and for the Years Ended June 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Cumulative Period from
 Inception to June 30, 1996, and for the Years Ended
 June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


All other schedules have been omitted because the required information is not applicable or the information is included in the financial statements or notes thereto.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    -----------------------------------------

To the Board of Directors of
     NOXSO Corporation

We have audited the accompanying consolidated balance sheets of NOXSO Corporation (a Virginia corporation in the development stage) and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOXSO Corporation and subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is seeking funding of $40 million to complete the Full-Scale Demonstration Facility and seeking funding to repay the amounts due Olin Corporation and Praxair, Inc. of $1,874,000 and $2,700,000, respectively. At October 11, 1996 negotiations regarding funding which management believes will be successful, are in process. If such funding is not secured, the Company may not be able to complete the Full-Scale Demonstration
Facility and repay the amounts due Olin Corporation and Praxair, Inc. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania
September 6, 1996, (except with respect to the matters discussed in Note 8, as to which the date is October 11, 1996)

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,
                                                       ----------------------------------
                         ASSETS                             1996              1995
                                                       ---------------   ----------------
CURRENT ASSETS:
   Cash and equivalents                                $    464,723    $    461,360
   Bank certificate of deposit                            1,000,000       1,000,000
   Accounts receivable                                    2,163,420       1,014,631
   Prepaid expenses and other current assets                 38,136          20,612
                                                       ------------    ------------
       Total Current Assets                               3,666,279       2,496,603
                                                       ------------    ------------

PROPERTY AND EQUIPMENT:
   Equipment                                                341,936         341,936
   Furniture and Fixtures                                   111,661          95,314
   Leasehold improvements                                    16,646          16,646
   Construction in progress                               7,469,545         847,955
                                                       ------------    ------------
                                                          7,939,788       1,301,851
   Less:  Accumulated depreciation                          412,151         378,889
                                                       ------------    ------------
         Net Property and Equipment                       7,527,637         922,962
                                                       ------------    ------------

   Other Assets                                               1,172            --
   Deposits                                                   4,308           4,308
                                                       ------------    ------------
       Total Assets                                    $ 11,199,396    $  3,423,873
                                                       ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                       $  2,874,000    $    915,000
   Accounts payable                                       3,424,692         693,426
   Accrued compensation                                      98,975          28,259
   Advanced Billings                                      1,379,549         194,575
   Other current liabilities                                290,945          81,984
                                                       ------------    ------------
       Total Current Liabilities                          8,068,161       1,913,244
                                                       ------------    ------------

OTHER LIABILITIES:
   Minority interest in consolidated subsidiary              26,781            --


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:  Authorized,
     20,000,000 shares.  Issued 9,652,096 shares and
     9,098,810 shares, respectively                          96,523          90,988
   Paid-in capital                                       14,914,953      12,932,394
   Deficit accumulated during the development stage     (11,882,022)    (11,487,753)
                                                       ------------    ------------
                                                          3,129,454       1,535,629
   Less:  Cost of 2,985 shares of common stock
           held in treasury                                 (25,000)        (25,000)
                                                       ------------    ------------
       Total Stockholders' Equity                         3,104,454       1,510,629
                                                       ------------    ------------
       Total Liabilities and Stockholders Equity       $ 11,199,396    $  3,423,873
                                                       ============    ============

   See accompanying notes to consolidated financial statements.


                                NOXSO Corporation
                        (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Date of Inception,                  Fiscal Year
                                                 August 28, 1979,                   Ended June 30,
                                                                  -----------------------------------------
                                                to June 30, 1996       1996            1995          1994
                                                    ------------  ------------   --------------   ---------
                                              (Not covered by
COSTS AND EXPENSES:                          auditor's report)
   Purchase of NOXSO Process                      $    260,625    $      --      $      --      $      --
   Contract development - concept testing            1,169,759           --             --             --
   Contract development - demonstration testing      1,727,715           --          767,387        368,508
   Designing, drafting and consulting                1,107,291          4,750         38,679        103,112
   Supplies, instruments and equipment               1,954,044         19,520         83,102        143,537
   Depreciation and amortization                       532,933         33,101         32,440         65,417
   Other research and development                      386,309           --           43,969         48,022
   Salaries and benefits                             7,614,918        175,633      1,108,250      1,500,811
   Professional fees                                 1,581,794         33,323        194,023        230,556
   Rent                                                519,583         33,501        125,628        105,157
   Income tax expense                                   33,181         33,181           --             --
   Other general and administrative                  3,295,805        223,123        255,364        560,192
                                                    ----------    -----------    -----------    -----------
TOTAL COSTS AND EXPENSES                            20,183,957        556,132      2,648,842      3,125,312
                                                    ----------    -----------    -----------    -----------

LESS FUNDING AND OTHER:
   Funding of research agreement                     1,200,000           --             --             --
   Reimbursement of project costs                    4,899,972         45,782        793,086      1,134,396
   Government grants                                 1,128,020           --           39,863         10,064
   Interest income                                   1,038,322         81,560         55,235         49,195
   Other                                                63,267         61,002           --             --
                                                   -----------     -----------    -----------    -----------
TOTAL FUNDING AND OTHER                              8,329,581        188,344        888,184      1,193,655
                                                   -----------     -----------    -----------    -----------
MINORITY INTEREST IN NET INCOME
  OF CONSOLIDATED SUBSIDIARY                            26,481         26,481           --             --
                                                   -----------     -----------    -----------    -----------

NET LOSS                                          $ 11,880,857    ($  394,269)   ($1,760,658)   ($1,931,657)
                                                  ============    ===========    ===========    ===========
LOSS PER COMMON SHARE                                                            ($     0.04)   ($     0.20)
AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                       9,308,394      8,776,817      8,645,000
                                                                  ============    ===========    ===========

   See accompanying notes to consolidated financial statements.



                                                  NOXSO CORPORATION (A Development Stage Enterprise)

                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO JUNE 30, 1996 (continued)

                                                                                      Stockholders' Equity
                                                     -------------------------------------------------------------------------------
                                                                                    Deficit Accumu-              Notes
                                Consideration            Common Stock               lated During             Receivable
                               Per                    Shares      Par      Paid-in   Development  Treasury  for Purchase of
                              Share      Total        Issued      Value    Capital     Stage       Stock     Common Stock   Total
                            --------   ---------     --------   --------  --------- ------------  --------  ---------------- -----

AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991 (not covered by auditor's report):
1979 - Issuance of Common Stock$   .005    $   600(1)     120,000  $  1,200  $     (600)  $  -     $   -   $    -     $       600
1980 - Issuance of Common Stock    .563    956,250(2)   1,700,000    17,000     791,382      -         -        -         808,382
1980 - Issuance of Warrants          -         850(3)        -         -            850      -         -        -             850
1983 - Issuance of Common Stock   .2813     28,125(4)     100,000     1,000      27,125      -         -        -          28,125
1986 - Issuance of Common Stock    .125    155,000(1)   1,240,000    12,400     142,600      -         -        -         155,000
1986 - Issuance of Common Stock    .125     32,500(5)     260,000     2,600      29,900      -         -        -          32,500
1987 - Issuance of Common Stock     .50    134,000(1)     268,000     2,680     131,320      -         -        -         134,000
1987 - Issuance of Common Stock     .50     42,900(5)      85,800       858      42,042      -         -        -          42,900
1988 - Issuance of Stock Option            250,000(6)        -         -        250,000      -         -        -         250,000
1989 - Issuance of Common Stock    .675     27,000(7)      40,000       400      26,600      -         -    (27,000)         -
1989 - Issuance of Common Stock     .50    147,500(8)     295,000     2,950     144,550      -         -    (30,000)      117,500
1989 - Issuance of Common Stock    2.50  4,000,000(2)   1,600,000    16,000   3,174,721      -         -        -       3,190,721
1989 - Issuance of Warrants                     80(3)        -         -             80      -         -        -              80
1991 - Issuance of Common Stock   1.129    569,464(9)     504,620     5,046     564,418      -         -        -         569,464
1991 - Issuance of Common Stock    .675     27,000(7)      40,000       400      26,600      -         -    (27,000)         -
1991 - Issuance of Common Stock    .675     27,000(9)      40,000       400      26,600      -         -        -          27,000
Net loss                                                     -         -           -       (3,278,694)          -       3,278,694)
                                                        -------------------  -----------  ------------ -  ----------  --------------
BALANCE, JUNE 30, 1991                                  6,293,420  $ 62,934  $ 5,378,188  $(3,278,694) -  $ (84,000)  $  2,078,428

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


See accompanying notes to consolidated financial statements.



                                                  NOXSO CORPORATION (A Development Stage Enterprise)

                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO JUNE 30, 1996 (continued)

                                                                                      Stockholders' Equity
                                                     -------------------------------------------------------------------------------
                                Consideration            Common Stock               lated During             Receivable
                               Per                    Shares      Par      Paid-in   Development  Treasury  for Purchase of
                              Share      Total        Issued      Value    Capital     Stage       Stock     Common Stock   Total
                            --------   ---------     --------   --------  --------- ------------  --------  ---------------- -----

YEAR ENDED JUNE 30, 1992: (not covered in auditor's report)

 Issuance of Common Stock   $ 1.129   $  683,356(9)   605,544   $ 6,056   $  677,300   $   -    $     -     $     -     $   683,356
 Issuance of Common Stock      7.50    2,000,000(1)   266,666     2,666    1,997,334       -          -           -       2,000,000
 Issuance of Common Stock      2.75        5,500(9)     2,000        20        5,480       -          -           -           5,500
 Issuance of Common Stock      2.00      69,124(10)    34,562       346       68,778       -          -           -          69,124
 Issuance of Common Stock                      (11)   116,500     1,165        -          (1,165)     -           -             -
 Satisfaction of notes                                    -         -          -         -            -      57,000(12)      57,000
 receivable \Net loss                                     -         -          -      (2,223,382)     -           -      (2,223,382)
                                                  -----------   -------- ---------- -----------    ------    --------    -----------
BALANCE, JUNE 30, 1992                              7,318,692    73,187    8,127,080  (5,503,241)     -        (27,000)   2,670,026

YEAR ENDED JUNE 30, 1993: (not covered in auditor's report)
 Issuance of Common Stock      1.129      683,35(9)   605,544     6,056      677,300       -          -           -         683,356
 Issuance of Common Stock      2.04       26,260(9)    12,866       129       26,131       -          -           -          26,260
 Issuance of Common Stock       .50                    50,000       500       24,500       -          -        (25,000)         -
 Acquisition of Common Stock                -             -          -         -           -      25,000(15) 25,000(15)         -
 Satisfaction of notes                      -             -          -         -           -                 27,000(14)      27,000
 receivable Issuance of        5.00  2,594,115(16)    571,250     5,712    2,588,403       -          -           -       2,594,115
 Common Stock
Net loss                                                  -          -         -      (2,292,197)     -           -     (2,292,197)
                                                  -----------   -------- ----------   -----------    ------   --------    ---------
BALANCE, JUNE 30, 1993                              8,558,352    85,584   11,443,414  (7,795,438)   (25,000)      -       3,708,560

YEAR ENDED JUNE 30, 1994:
 Issuance of Common Stock     1.129     113,888(9)    100,920     1,009      112,879       -          -           -         113,888
 Issuance of Common Stock      2.00    23,624 (13)     11,812       118       23,506       -          -           -          23,624
 Net loss                                                  -         -      -         (1,931,657)     -           -      (1,931,657)
                                                  -----------   -------- ----------   -----------   ------     --------  -----------
BALANCE, JUNE 30, 1994                              8,671,084   $86,711  $11,579,799 $(9,727,095) $(25,000)$      -     $ 1,914,415


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

See accompanying notes to consolidated financial statements.



                                                  NOXSO CORPORATION (A Development Stage Enterprise)

                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO JUNE 30, 1996 (continued)
                                                                                      Stockholders' Equity
                                                     -------------------------------------------------------------------------------
                                                                                    Deficit Accumu-              Notes
                                Consideration            Common Stock               lated During             Receivable
                               Per                    Shares      Par      Paid-in   Development  Treasury  for Purchase of
                              Share      Total        Issued      Value    Capital     Stage       Stock     Common Stock   Total
                            --------   ---------     --------   --------  --------- ------------  --------  ---------------- -----

YEAR ENDED JUNE 30, 1992: (not covered in auditor's report)

YEAR ENDED JUNE 30, 1995:
 Issuance of Common Stock   2.00   47,252(10)     23,626      236      47,016           -              -        -            47,252
 Issuance of Common Stock   2.75   11,000 (9)      4,000       40      10,960           -              -        -            11,000
 Issuance of Common Stock   3.85  497,500(16)    150,000    1,500     496,000           -              -        -           497,500
 Issuance of Common Stock   3.56  800,795(16)    250,000    2,500     798,295           -              -        -           800,795
 Issuance of Common Stock   3.25      325(17)        100        1         324           -              -        -               325
 Net loss                                            -       -           -         (1,931,657)         -        -        (1,760,658)
                                               ---------  -------- -----------  --------------  ------------  -----     ------------
BALANCE, JUNE 30, 1995                         9,098,810 $  90,988 $12,932,394   $(11,487,753)  $   (25,000)  $ -      $  1,510,629
                                               ========= ========= ===========   =============  ============  =====    ============

YEAR ENDED JUNE 30, 1996:
 Issuance of Common Stock   3.25   81,250 (9)     25,000      250      81,000             -             -       -            81,250
 Issuance of Common Stock   1.91   19,063 (9)     10,000      100      18,963             -             -       -            19,063
 Issuance of Common Stock  3.625    5,438 (9)      1,500       15       5,423             -             -       -             5,438
 Issuance of Common Stock  3.625    1,813 (9)        500        5       1,808             -             -       -             1,813
 Issuance of Common Stock   4.55  409,725(16)    100,000    1,000     408,725             -             -       -           409,725
 Issuance of Common Stock   4.54  408,375(16)    100,000    1,000     407,375             -             -       -           408,375
 Issuance of Common Stock   4.56    45,626(9)     10,000      100      45,526             -             -       -            45,626
 Issuance of Common Stock  3.625     9,063(9)      2,500       25       9,038             -             -       -             9,063
 Issuance of Common Stock  3.625     2,719(9)        750        8       2,711             -             -       -             2,719
 Issuance of Common Stock  3.625     1,812(9)        500        5       1,807             -             -       -             1,812
 Issuance of Common Stock   3.21  503,209(16)    156,763    1,569     501,640             -             -       -           503,209
 Issuance of Common Stock  3.425  500,003(16)    145,773    1,458     498,543             -             -       -           500,001
 Net loss                                                    -            -           (394,269)         -       -          (394,269)
                                               ---------  -------- -----------  --------------  ------------  -----     ------------
BALANCE, JUNE 30, 1996                         9,652,096 $  96,523  $14,914,953   $(11,882,022) $(25,000)     $ -      $  3,104,454
                                               ========= =========  ===========   ==========================  =====    ============



(9)  Stock issued in connection with exercise of common stock option agreements.
(10) Stock issued in connection with exercise of common stock warrant agreements.
(16) Stock issued in connection with private placement.
(17) Stock issued as contribution.

See accompanying notes to consolidated financial statements.



                                                         NOXSO Corporation
                                                  (A Development Stage Enterprise)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Date of Inception,
                                                          August 28, 1979,            Fiscal Year Ended June 30,
                                                                              -----------------------------------------
                                                          to June 30, 1996      1996          1995           1994
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:           (Unaudited)
 Net loss                                                  ($11,880,857)   ($  394,269)   ($1,760,658)   ($1,931,657)
 Adjustments to reconcile net loss to
  net cash flows from operating activities:
  Depreciation and amortization                                 527,514         33,101         32,440         65,417
  Minority Interest                                              26,781         26,781           --             --
  Loss on disposal of property and equipment                      5,752           --             --            5,752
  Issuance of common stock for compensation and other            75,725           --              325           --
  Issuance of common stock for purchase of NOXSO Process         28,125           --             --             --
  Compensation in satisfaction of notes receivable               57,000           --             --             --
  Changes in operating assets and liabilities:
   Accounts receivable                                       (2,163,420)    (1,148,789)       472,193       (471,585)
   Prepaid expenses and other current assets                    (34,533)       (18,851)         1,319         16,517
   Deposits                                                      (4,308)          --             --             --
   Accounts payable                                           3,424,692      2,731,266        601,309         43,459
   Accrued compensation                                          98,975         70,716        (50,589)         1,314
   Advanced Billings                                          1,379,549      1,184,974        194,575           --
   Accrued Expenses                                                --             --         (159,736)       159,736
   Other current liabilities                                    290,945        208,961         67,357       (154,429)
                                                            ---------------------------------------------------------
 Net cash flows (used in) from operating activities        ($ 8,168,060)   $ 2,693,890    $  (601,465)   $(2,265,476)
                                                            -----------    -----------    -----------    ------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
 Acquisition of and deposits for property and equipment      (8,065,295)    (6,637,621)      (853,694)       (47,241)
 Bank certificate of deposit                                 (1,000,000)          --           29,157           --
 Proceeds from the sale of property and equipment                 4,546           --             --             --

 Net cash flows (used in) investing activities             ($ 9,060,749)   ($6,637,621)   ($  824,537)   ($   47,241)
                                                            ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from private placement offering                 5,713,720      1,821,310      1,298,295           --
 Proceeds from line of credit                                 3,025,000      1,525,000        970,000        470,000
 Payments of line of credit                                  (2,025,000)      (770,000)    (1,195,000)          --
 Proceeds from issuance of common stock                       7,760,647           --             --             --
 Proceeds from sales of common stock
  options and warrants                                        1,323,095        166,784         58,252        137,512
 Proceeds from satisfaction of notes receivable                  27,000           --             --             --
 Proceeds from ACOA and Olin loans                            2,874,000      2,204,000        670,000           --
 Payment of ACOA loan                                        (1,000,000)    (1,000,000)          --             --
 Net loans to stockholders and officers                          (4,930)          --             --             --

             Net cash flows from financing activities      $ 17,693,532    $ 3,947,094    $ 1,801,547    $   607,512
                                                            ---------------------------------------------------------

NET INCREASE (DECREASE), CASH AND EQUIVALENTS                   464,723          3,363        375,545     (1,705,205)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          --          461,360         85,815      1,791,020
                                                            ---------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                        $    464,723    $   464,723    $   461,360    $    85,815
                                                            ===========    ===========    ===========    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                             $    207,289    $   130,126    $    70,890    $     4,720
                                                            ===========    ===========    ===========    ============

NONCASH FINANCING ACTIVITIES:
 Issuance of common stock for notes receivable             $     84,000    $      --      $      --      $      --
                                                            ===========    ===========    ===========    ============
 Acquisition of common stock into treasury to satisfy
  notes receivable                                         ($    25,000)   $      --      $      --      $      --
                                                            ===========    ===========    ===========    ============
 Issuance of common stock in exchange for warrant          $      1,165    $      --      $      --      $      --
                                                            ===========    ===========    ===========    ============
 Compensation in satisfaction of notes receivable          $     57,000    $      --      $      --      $      --
                                                            ===========    ===========    ===========    ============

See Accompanying notes to consolidated financial statements.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Principles of Consolidation:

     NOXSO Corporation was incorporated in the Commonwealth of Virginia on August 28, 1979, to engage in developing, testing and marketing a process capable of removing certain emissions from the flue gas generated by the burning of coal. The Company is in the development stage and has not yet commenced commercial operation.

     The financial statements include accounts of NOXSO Corporation and its majority-owned subsidiary. All intercompany transactions have been eliminated in consolidation. NOXSO Corporation and/or NOXSO Corporation together with its subsidiary are hereafter referred to as (the "Company").

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Summary of Significant Accounting Policies:

     Cash Equivalents - The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments, with a maturity of three months or less when purchased, to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation using various methods over the estimated useful lives of 3 to 5 years for machinery and equipment, 5 to 7 years for office furniture and fixtures, and the lease term or useful life, whichever is shorter, for leasehold improvements.

     Construction-in-Process - During the fourth quarter of 1995, the Company began to capitalize its share of costs associated with the Full-Scale Demonstration Facility. Funds received from the U.S. Department of Energy ("DOE") will be used to offset total costs incurred on the project with the result that net costs capitalized on the balance sheet will reflect the Company's portion of the project costs. Management believes that undiscounted future cash flows from the project will exceed the carrying amount of the asset.

     Patents - Patent costs are expensed as incurred.

     Income Taxes - Under the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     liabilities using the enacted marginal tax rate. Deferred income taxes or credits are based on the changes in the asset or liability from period to period. There were no material temporary differences at June 30, 1996. At June 30, 1996, the Company had tax loss carryforwards of approximately $11,400,000 which expire beginning in 1997. The deferred tax assets related to these net operating losses were entirely offset by a valuation allowance at June 30, 1996.

     The income tax expense recorded relates entirely to Projex, Inc., the Company's 70% owned subsidiary which files separate tax returns.

     Other Postretirement and Postemployment Benefits - In December 1990, the FASB issued SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the accrual of the cost of postretirement benefits during the years that the employees render service rather than recognizing such benefits when paid. The Company presently has no benefit plans which would be subject to this standard. In November 1992, the FASB issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits". SFAS No. 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement, such as severance benefits, workers' compensation benefits, continuance of health care benefits and life insurance coverage. Compliance with SFAS No. 112 did not have a material impact on the Company.

     Advanced Billings - The advanced billing account is part of the DOE funding mechanism. Under the terms of the contract with the DOE, the Company bills estimated costs one month in advance of actual costs incurred.

     Loss per Common Share - Loss per common share is based upon the weighted average number of shares and equivalents outstanding during each year. Common share equivalents consist of outstanding warrants and options using the treasury stock method. Common share equivalents are not included in the computation of average shares outstanding for the years ended June 30, 1996, 1995, and 1994 because their inclusion would be antidilutive.

Note 3 - Agreements and Commitments:

     A) Agreements with W.R. Grace & Co. ("Grace") - In September 1987, the Company entered into three agreements with Grace. The Research Agreement and Option Agreement have expired. A License and Supply
          Agreement expiring in September 2007 provides that the Company will notify any prospective user of the NOXSO Process that the Company has approved Grace as a supplier of sorbent beads. Other terms of the license agreement include provisions for licensing other sorbent suppliers, a commission that may become payable to the Company based on sales of sorbent to users of the NOXSO Process and royalties that Grace will receive based on its licensees' sales of

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          sorbent to users of the NOXSO Process. Grace has the right to terminate this agreement at any time with four months notice.

     B) Agreements with MK-Ferguson Company and Morrison Knudsen Corporation ("MK") - The Company entered into agreements with MK-Ferguson Company and MK.

          (1) Cooperative Agreement - Novation - On August 31, 1994, the Company entered into a series of agreements with MK and, in certain circumstances, other parties which resulted in the
               Company assuming MK's role as the primary contractor for the commercial demonstration of the NOXSO Process under the Cooperative Agreement dated March 11, 1991 by and between MK and the DOE. The DOE's acknowledgment of the Novation Agreement and the ancillary agreements is evidenced by Modification No. 5 to the Cooperative Agreement, which the Company received from the DOE on September 26, 1994. Certain of these agreements are retroactively effective to March 1, 1992, the date renegotiation began on restructuring the Cooperative Agreement. Certain of these agreements are described below.

          (2) Novation Agreement - Pursuant to the Novation Agreement by and among the Company, MK and the DOE dated as of March 1, 1992, MK has transferred to the Company all of MK's rights and duties under the Cooperative Agreement. The Novation Agreement provides that MK will no longer be a "participant" (as that term is defined in the Cooperative Agreement) in the development of the NOXSO Process nor will MK have any ownership interest in the NOXSO Process. Pursuant to the Novation Agreement, the Company has assumed the duties of MK under the Cooperative Agreement. In addition, MK and the Company have agreed to terminate the subcontract agreement between them dated March 11, 1991 (the "1991 Subcontract"), and in its place substitute a new Subcontract Agreement (described below) which designates the Company as the prime contractor for the design and construction of the commercial demonstration facility of the NOXSO Process.

          (3)  Subcontract   Agreement  -  With  the  termination  of  the  1991
               Subcontract, the Company will be paid for all work under the terms of such subcontract up to the date of termination in accordance with its terms, and the Company agreed that it will not be entitled to any payments for costs incurred thereafter, including any administrative costs of termination.

               Under the new subcontract agreement between the Company and MK dated as of March 1, 1992 (the "1992 Subcontract"), MK will remain responsible for the

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               design and construction of the commercial demonstration facility under the Cooperative Agreement. MK has agreed to certain standards with respect to the schedule of performance, the scope of its work and the fee structure as subcontractor. MK will perform the design of the commercial demonstration facility on a cost plus fixed fee basis according to the fee structure in the 1992 Subcontract. At the conclusion of the final design of the facility, MK and the Company will establish a mutually agreeable fixed price for construction of the facility. MK has the responsibility for obtaining, maintaining and paying workmen's compensation insurance as well as other general liability insurance in connection with the Cooperative Agreement. The term of the 1992 Subcontract shall be coincident with that of the Cooperative Agreement.

               In the event that the DOE terminates the Cooperative Agreement in its entirety, then the 1992 Subcontract may be terminated by the Company. Additional terms for termination allow the Company to terminate the 1992 Subcontract for convenience.

          (4) Assignment Agreement - Pursuant to the Assignment Agreement, MK assigned to the Company all of MK's rights, interests and obligations in the NOXSO Process and the Cooperative Agreement. In the Assignment Agreement, the Company has agreed to indemnify MK from claims and costs arising out of the Novation Agreement and Cooperative Agreement, and the Company has agreed to defend MK against any claims or suits arising therefrom.

          (5) NOXSO Process License Termination - Under this License Termination, MK and the Company have terminated the License Agreement dated January 21, 1992 in which MK had been granted rights to the patents and technical information relating to the NOXSO Process. The License Termination is effective upon the effectiveness of the Novation Agreement. In the License Termination, each of the Company and MK have mutually released the other with respect to any claims arising under the License Agreement. MK has agreed to disclaim and assign to the Company all rights to any inventions or technology developed by MK relating to the NOXSO Process during the term of the License Agreement.

          (6) First Amendment to Project Support Agreement - With the execution of the Novation Agreement, MK, the Company and Grace have amended the NOXSO Demonstration Plant Project Support Agreement and side letter executed among them ("Project Support Agreement"). Pursuant to this amendment, the Company and Grace have released MK from its obligations under the Project Support Agreement, and MK has assigned to the Company and Grace, respectively, any

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               ownership interest MK may have acquired under the Project Support Agreement form the Company and Grace, respectively.

          (7) Cancellation of Repayment Agreement - Under the Cancellation of Repayment Agreement, the DOE has released MK's obligations to the DOE under the Repayment Agreement and MK's repayment obligations to the DOE under the Cooperative Agreement. The Company has negotiated a Repayment Agreement with the DOE which provides for the Company's payment to the DOE of certain royalties commencing after the third commercial installation of the NOXSO Process.

          The above agreements have resulted in the Cooperative Agreement now being between the Company and the DOE. Additionally, the Company utilizes MK in a subcontractor capacity on the Full-Scale Demonstration Facility.

     C) Agreements with Alcoa Generating Corporation ("Alcoa") - Following the decision not to use the Niles generating station of Ohio Edison as the commercial demonstration site, the Company sought a satisfactory alternate demonstration site. This effort has resulted in the execution on August 30, 1994, of a Project Agreement between the Company and Alcoa for the design, construction, and operation of a proposed facility at Alcoa's Warrick Generating Station in Newburgh, Indiana.

          The project definition and design phases of the proposed demonstration facility have been completed by the Company in accordance with the terms of the Cooperative Agreement, and the construction phase was commenced in June 1995. The Company has received all necessary approvals from the DOE to proceed to complete the project. As a part of the approval, the DOE increased the funding for its share of costs for the project from $33 million to $41.1 million. The funds needed, in excess of those available for the DOE to complete the proposed demonstration facility are to be provided from the proceeds of $40 million Indiana Development Finance Authority Taxable Clean Coal Technology Variable Rate Demand Revenue Bonds, Series 1999 (the "Bonds"). See further discussion in Note 8.

          Alcoa assisted in the procurement by the Company of a $1,000,000 loan from Aluminum Company of America ("ACOA"), Alcoa's parent, at an interest rate of 8.75%, payable quarterly in arrears. As additional consideration for the loan, the Company granted ACOA a warrant to purchase 60,000 shares of the Company's common stock between December 1, 1994 to December 1, 1996 at a price per share equal to the August 29, 1994 closing price ($3.75 per share). This price represented the market value of the Company's stock on the date of issuance. On August 29, 1994, the date of issuance, the Company had not yet

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          obtained a commitment from the State of Indiana to guarantee the bonds required to finance the Company's portion of the project costs. Accordingly, given the uncertainties regarding project financing at that time, the Company did not attribute any fair value to the warrants at their issuance date. The loan proceeds were used towards meeting the initial needs in establishing the proposed facility.

          The Project Agreement provides for a two year Demonstration Period to be followed by an 11 year operating period ending no later than August 31, 2011 during which the Company would operate the proposed facility and would obtain emission allowances from Alcoa for sale in the marketplace to provide part of the funds necessary to cover the operating costs and repay the debt to be issued to finance construction of the proposed facility. Alcoa may take title to the facility by notice to the Company by the end of the 11-year operating period, or upon earlier termination of the Project Agreement.

     D) Agreement with Olin Corporation ("Olin") - Under the Olin Agreement, the Company is constructing the Olin Facility at Olin's plant in Charleston, Tennessee. The Olin Facility will convert elemental sulfur into liquid sulfur dioxide. The estimated cost of the Olin Facility is $11 million, of which approximately $8.2 million has been expended to date. Provided that the Olin Facility produces sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required, for a 10-year period after the Olin Facility is operational, to pay to the Company $3,200,000 annually, which amount is subject to adjustment after six years to account for changes in the Company's cost of producing elemental sulfur at the Alcoa Project, and the Company is to deliver 16,000 short tons per year of elemental sulfur. Once the Alcoa Project is operational, it is anticipated that all or virtually all of the 16,000 short tons of elemental sulfur will be produced by the Alcoa Project. Until that date, the Company will have to pay the costs of purchasing elemental sulfur from suppliers. Based on historical pricing, it is anticipated that the cost of elemental sulfur purchased in the open market will be approximately 12% to 25% of the consideration the Company is to receive from Olin under the Olin Agreement, although there can be no assuarance the cost will not be greater. The Company presently believes that it will be able to complete the Alcoa Project so that it is operational and producing elemental sulfur by April 1998. There can, of course, be no assurance that the Alcoa Project will be completed by such date, if at all.

          Under the terms of the Olin Agreement, the Company's failure to complete the Olin Facility by September 1, 1996 entitled Olin to require that the Company pay to Olin the amount by which (i) the costs Olin incurs to purchase up to 2,667 short tons of sulfur dioxide per month until the Olin Project is operational exceeds (ii) the cost of such amount of sulfur dioxide at a price of $130 per short ton. The Company owes approximately $17,000 to Olin for September 1996 and anticipates that it will be required to pay Olin no more than $70,000 per month with respect to sulfur dioxide purchases by Olin thereafter until the Olin Project is operational, although there can be no assurance that the cost to the Company will not be greater.

          In addition, if the Company fails to substantially complete the Olin Facility by April 1, 1997, Olin will have the right to terminate the Olin Agreement. The Company is in the process of completing construction of the Olin Facility and anticipates that it will be substantially completed by December, 1996 and operational by January, 1997. There can be no assurance that the Company will meet the foregoing schedule.

          The Company has accrued $68,000 in other general and administrative expenses in the accompanying Consolidated Statement of Operations, which represents $17,000 per month from September 1996 through December 1996 for the purchase of sulfur dioxide.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     E) Other Agreements - During fiscal 1992, the Company entered into two agreements with the DOE and the Pennsylvania Energy Development Authority ("PEDA") for research projects intended to accelerate the development and commercialization of the NOXSO Process.

          At June 30, 1996 the Company had incurred costs totaling $1,112,835 of which $891,409 was reimbursed in connection with these projects.

     F) Patent License Agreement - On September 5, 1991, the Company entered into an exclusive license agreement with the DOE expiring November 7, 2006. The license agreement relates to a U.S. Patent that pertains to methods for removing nitrogen oxides from waste streams.

          The Company paid an initial royalty fee of $10,000 and will pay the DOE royalties equal to $75 per megawatt rating at each licensed facility designed or built by MK-Ferguson Company or a sublicensee of MK-Ferguson Company. Such royalties at no time are to exceed five percent of the revenues received by the Company.

     G) License Agreement - On March 24, 1992, the Company entered into an agreement with FLS miljo a/s ("FLS"), a Danish corporation. The Company sold FLS 266,666 shares of its common stock for $2,000,000 and granted FLS a warrant to purchase 133,334 shares of its common stock at an exercise price of $7.50 per share, which expired unexercised on March 24, 1994. On March 24, 1992 the Company granted to FLS an exclusive license to enable FLS to design, construct, market and sell the NOXSO Process in Europe and Asia.

     H) Employment Agreements - Two employment agreements expired in April 1994. Minimum compensation under those contracts aggregated $240,000 per annum. The terms of these contracts will remain in effect until new agreements have been executed.

Note 4 - Capitalization of Full-Scale Demonstration Facility

     The Company believes that the costs being capitalized for the Full Scale Demonstration Facility at Alcoa and the SO2 plant at Olin will be recoverable in the future as revenues related to sulfur dioxide sales and air pollution control credits, which it is entitled to under the terms of its contracts with Alcoa and Olin, are realized. Any significant future set back in the Company's attempt to market the bonds will be evaluated in order to measure the impairment of its investment in construction in progress.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides supplemental information about the type and amount of costs which have been capitalized for the years ended June 30, 1996 and 1995:

                                                  Year Ended        Year Ended
                                                 June 30, 1996     June 30, 1995
                                                 -------------     -------------
                   Subcontractor Costs            $5,255,419        $  455,883
                   Salaries and Benefits             824,379           135,770
                   Other Direct Costs              1,031,986           199,322
                   Other General and
                        Administrative               357,761            56,980
                                                  ----------        ----------
                                                  $7,469,545        $  847,955
                                                  ==========        ==========

     To date, the Company has completed all engineering drawings for the Warrick, Indiana project and also for the project under construction in Charleston, Tennessee. Grading and pouring of a foundation for a warehouse storage facility has been performed at the Indiana Project. Additionally, the Company has completed construction of an air separation plant, sulfur storage tanks, railcar handling facilities and a heat exchanger at the Olin Corporation location in Tennessee. Further, the Company estimates it is 95% complete with construction of a sulfur dioxide plant at the Tennessee location. The majority of costs capitalized to date relate to the Olin facility.

     All of the costs indicated above represent direct costs and overhead allocations. The size of the Company and its current focus on the full scale demonstration project have resulted in additional cost capitalization relative to prior years.

Note 5 - Formation of Construction Management Company

     During 1995 the Company formed a new subsidiary, Projex, Inc. ("Projex"). The Company holds 70% of the stock in Projex, while the management of Projex holds the remaining 30% of such stock. The Company will obtain the majority of its future revenues through license fees and royalties, but it hopes to participate in future construction management activities at plants which use its technology as well as other facilities, through Projex. The first contract obtained by Projex was a $2,500,000 contract to perform the construction management on the NOXSO Full-Scale Demonstration Facility. Because the Company's majority ownership of Projex, it is consolidated herein since the date of inception. There is no related party relationship between the minority shareholders and the Company, its employees or directors.

Note 6 - Notes Payable

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has a line of credit with a bank which expires October 15, 1996, pursuant to which borrowings can be made up to an aggregate of $1,000,000. Borrowings bear interest at prime and are collateralized by a $1,000,000 certificate of deposit. Borrowings under the line of credit at June 30, 1996 and 1995 were $1,000,000 and $245,000, respectively.

     In conjunction with the Project Agreement, Alcoa assisted the Company in the procurement of a $1,000,000 loan from the ACOA at an interest rate of 8.75% payable quarterly in arrears. The outstanding borrowings at June 30, 1996 and 1995 were $0 and $670,000, respectively. The loan was repaid in April 1996.

     In April 1996, Olin granted the Company a loan in the amount of $1,874,000 to be repaid on or before October 31, 1996. The loan bears interest at a rate of 10%. The outstanding borrowings at June 30, 1996 were $1,874,000. These funds are being used to pay the Company's share of construction costs on the proposed demonstration facility.

     The weighted average interest rate for total notes payable as of June 30, 1996 and 1995 was 9.4% and 8.3%, respectively.

Note 7 - Future Minimum Lease Payments:

     The following is a schedule of future minimum rental payments required under the Company's noncancellable operating leases which have remaining lease terms in excess of one year at June 30, 1996.

                      Year Ending June 30,
                      --------------------
                             1997                  157,000
                             1998                  161,000
                             1999                  118,000
                             2000                   10,000
                             2001                    1,000
                                                     -----
                                                  $447,000
                                                  ========

Note 8 - Financing

     The funds needed, in excess of those available from the DOE, to complete the proposed demonstration facility are to be provided from the proceeds of the $40 million Bonds. On September 16, 1996, the Indiana Development Finance Authority (the "Authority") adopted resolutions approving the issuance of the Bonds. However, the Company is still seeking to resolve certain concerns of representatives of the Authority and the Company has not entered into a final agreement with the issuer of a direct-pay letter of credit

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     required to support and secure the Bonds. In addition, in order to satisfy the conditions to the issuance of the Bonds, among other things (i) the Company must obtain additional equity capital of approximately $5 million during October 1996, $2.5 million of which is to be used to fund one-half of a supplemental reserve to secure the Bonds and the remainder of which is to be used to repay outstanding loans made to the Company by Olin and Praxair, Inc. described below, and (ii) the County of Warrick, Indiana must fund or irrevocably commit to fund, in cash or by causing a letter of credit or its equivalent to be issued, $2.5 million to fund the other half of the supplemental reserve.

     The Company intends to raise the required equity capital through a private placement of its common stock, the terms of which placement are presently being negotiated and are contingent upon the satisfactory completion of due diligence and other conditions. Any shares issued in the private placement are expected to contain restrictions on resale in accordance with Federal securities laws and, thus, are expected to be sold at a discount to the market price of freely tradeable shares. Some, but not all required approvals have been obtained in order for Warrick County to commit to fund its portion of the supplemental reserve fund.

     There can be no assurance that either condition to the issuance of the Bonds can be satisfied prior to October 31, 1996, the date by which the Alcoa Agreement presently requires that the Company have in hand financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds to be provided by the DOE. If such financing is not in hand by that date, Alcoa has the right, at its option, to terminate its obligations under the Alcoa Project Agreement.

     The Company is in the process of negotiating the terms of a reimbursement agreement pursuant to which a letter of credit to support and secure the Bonds would be issued by Canadian Imperial Bank of Commerce, as agent for itself and other banks. Under the terms being discussed, draws on the letter of credit that are not repaid within certain time periods are converted into five-year term loans. Term loans that result from a termination or non-renewal of a letter of credit are to bear interest at a rate equal to LIBOR plus 1% per annum. Term loans that result from draws to purchase bonds tendered and not remarketed that are not reimbursed within 60 days are to bear interest at a rate equal to LIBOR plus 2.25% per annum. In addition, the default rate is equal to LIBOR plus 2.25% per annum.

     The letter of credit banks are also to receive letter of credit fees equal to 1.10% during construction of the Alcoa Project and 1% per annum thereafter, as well as certain other administrative fees. The Company's obligations under the reimbursement agreement proposed to be entered into with the letter of credit banks and with respect to repayment of the Bonds is to be secured by a pledge of all revenues relating to the Alcoa Project and the Olin Project (collectively, the "Projects"), which revenues are to be held in trust by a trustee for the letter of

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     credit bank and for the Authority. As a result, until the Bonds are paid in full, revenues from the Projects will be available only to secure and repay the Bonds and will not be available to the Company for any other purposes. In addition, the Bonds will be secured by the collateral assignment of all agreements of the Company relating to the Projects, including the Alcoa Agreement and the Olin Agreement.

     In order to provide for construction of the Olin facility prior to receiving the proceeds of the Bonds, the Company obtained a loan from Olin in the amount of $1,874,000 as discussed in Note 6. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,700,000 balance owed for the air separation plant until completion of the bond financing but no later than September 30, 1996. As of October 11, 1996, Praxair was continuing to perform work on its portion of the Olin Project. In connection with said agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full.

     The agreements regarding the Olin loan provide that the loan is to be repaid on demand, but in no event later than October 31, 1996. The loan is secured by a security interest in all of the Company's personal property. A portion of the proceeds of the Olin loans were used to repay, in April 1995, a $1 million loan from ACOA. The balance of the loan proceeds have been or are being used to complete construction of the Olin Facility.

     The Olin loan and the Company's obligations to Praxair are expected to be repaid with the funds available to the Company from the proceeds of the equity investment described above.

     The Company anticipates that revenues from its contractual right to a portion of sulfur dioxide sales and the anticipated value of air pollution control credits will be sufficient to pay principal and interest on the Bonds it intends to issue and to record a profit. They will evaluate this cash flow analysis quarterly as the project proceeds.

     At October 11, 1996 negotiations regarding funding, which management believes will be successful, are in process. If such funding is not secured, the Company may not be able to complete the Full-Scale Demonstration Facility and repay the amounts due Olin and Praxair. This matter raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern, the Company's ability to recover its construction in progress in the accompanying consolidated balance sheet is uncertain.

     In management's opinion, the Company will complete the Bond sale and raise the equity required to complete the proposed demonstration facility and to retire the Olin and Praxair debts. Management anticipates that funds will be available shortly after the date of this report. The Company will file a revised Form 10-K immediately upon obtaining the funding required to complete the proposed demonstration facility.

Note 9 - Private Placement Offerings:

     On April 28, 1995, the Company conducted two private placement offerings to foreign investors. The first offering was for 150,000 shares of common stock at a price of $3.85 per share. The

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     second offering was for 250,000 shares of common stock at a price of $3.56 per share. The $1,298,295 in net proceeds after transactions costs have been used to fund the ongoing operations of the Company. On October 17, 1995, the Company conducted two private placement offerings to accredited investors. The first offering was for 100,000 share of common stock at a price of $4.55 per share. The second offering was for 100,000 shares of common stock at a price of $4.54 per share. The $818,000 in net proceeds after transaction costs have been used to fund the ongoing operations of the Company.

     On April 15, 1996, the Company sold in a private placement offering to accredited investors 156,763 shares at a price of $3.21 per share. The $503,209 in net proceeds after transactions costs have been used to fund the ongoing operations of the Company.

     On June 26, 1996, the Company sold in a private placement offering to accredited investors 145,773 shares at a price of $3.43 per share. The $500,001 in net proceeds after transaction costs have been used to fund the ongoing operations of the Company.

     The shareholder's who purchased the above shares under private placements have been granted registration rights or piggyback registration rights by the Company.

Note 10 - Common Stock, Options and Warrants:

     The 1990 Stock Option Plan - On April 18, 1990 the Board of Directors of the Company adopted, and in March 1991 the Company's stockholders approved, the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan as amended authorizes the granting of either "incentive stock options," as defined in
     Section 422 of the Internal Revenue Code or "non-qualified stock options," to acquire 1,000,000 shares of the Company's common stock. Incentive stock options may be granted only to employees. Nonqualified stock options may be granted to employees, non-employee directors and consultants. The exercise price shall be such price as is determined by the Stock Option Committee or the Board of Directors. In addition, incentive stock options granted pursuant to the 1990 Plan as amended must have an exercise price equal to fair market value of the Company's common stock at the time the option is granted, except that the price shall be at least 110% of the fair market value when the option is granted to an employee who owns more than ten percent of the combined voting power of all classes of the Company's voting stock at the date of grant. The aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year shall not exceed $100,000. The Stock Option Committee will determine the term of the options but no option may be exercised after ten years from the date of grant. No incentive stock option granted to an employee who owns more than ten percent of the combined voting power

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of all the outstanding classes of stock in the Company may be exercised after five years from the date of the grant.

     Transactions in stock options under the 1990 Plan as amended for fiscal 1996, 1995, and 1994 are as follows:

                                                  1996         1995       1994
                                                  ----         ----       ----
     Options outstanding July 1                 621,500      543,500    422,000

     Granted                                     90,000      328,500    129,000

     Exercised                                  (50,750)      (4,000)       -
     Canceled                                    (6,000)    (246,500)    (7,500)
     Options outstanding at June 30,            654,750      621,500    543,500
     Option price range at June 30,            $1.91 to     $1.91 to   $1.91 to
                                               $12.25       $12.25     $12.25

     Options exercisable at June 30,            609,750      576,500    543,000
     Options available for grant at June 30,    345,250      378,500        500

     On August 15, 1994, the Company canceled incentive stock options to purchase 63,500 shares of common stock issued to certain employees and on such date new stock options were issued to purchase 63,500 shares of common stock at $3.625 per share, the market price on the date of grant.

     On August 30, 1994, the Company canceled stock options to purchase 50,000 shares of common stock issued (in connection with employment agreements) to L.G. Neal and John Haslbeck, executive officers of the Company, and on such date new stock options were issued to purchase 50,000 shares of common stock at $3.25 per share, the closing sale price of the common stock on August 29, 1994. As with the canceled options, options to purchase 25,000 shares were granted to Dr. Neal and options covering 25,000 shares were granted to Mr. Haslbeck.

     On August 30, 1994, the Company canceled with respect to each of the Company's outside directors, Messrs. Long, Michael, Stoeckert, Toedtman and Voss, respectively, options to purchase 25,000 shares of common stock previously granted to such persons under the 1990 Plan. On such date, each of such persons were granted options to purchase 25,000 shares of common stock at an exercise price of $3.25 per share, the closing sale price of the common stock on August 29, 1994.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 17, 1995, the President, Vice President and outside Directors of the Board were granted options to purchase 25,000, 15,000 and 10,000 shares of the Company's common stock, respectively on an annual basis. These grants would vest 50% immediately and 50% on the anniversary date of the issuance. The grants would be effective on the third Friday of March, and the option price will be equal to the quoted market price as listed on NASDAQ, for each grant.

     Warrants - The following warrants were outstanding and exercisable to purchase the Company's stock at June 30, 1996 and 1995:

                         Aggregate Number
                        of Shares Subject       Price
        Year End           to Warrant         Per Share         Expiration Date
        --------           ----------         ---------         ---------------
     June 30, 1995           60,000              $3.75         February 24, 1997

     June 30, 1996           60,000              $3.75         February 24, 1997

                            156,763              $4.28            April 12, 1999

                             10,000              $6.00          October 27, 2000



Note 11 - Contingencies:

     In late August 1996 a Complaint was filed against the Company in the District Court of Jefferson County, Texas, by Calabrian Corporation ("Calabrian") relating to a Purchase Agreement dated October 16, 1995 between the Company and Calabrian and a related License Agreement, dated effective as of September 1, 1995, between the Company and Calabrian. The complaint alleges that the Company took over direction and supervision of Calabrian's subcontract relating to the construction of components of the Olin Facility, disrupting Calabrian's plans with respect to the facility and constituting an unlawful interference with Calabrian's contractual relationships with its subcontractors, and that the Company defaulted in certain payment obligations to Calabrian under the Purchase Agreement. The complaint requests damages in the amount of $665,000, representing the balance of the fee allegedly owed to Calabrian under the Purchase Agreement, unspecified damages caused Calabrian as a result of the alleged interference with contract, any additional damages caused Calabrian by the Company's conduct, and, until any amounts due and payable to Calabrian under its agreements with the Company are paid, a temporary and permanent injunction enjoining the Company from using Calabrian's technology and from disclosing it to third parties.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's Counsel has advised that it believes the causes of action in Calabrian's complaint are without merit and that the Company has a basis for filing a counterclaim against Calabrian for breach of contract as a result of Calabrian's abandonment of its contract with the Company without cause or justification. The Company intends to deny the substantive allegations of the complaint, to vigorously defend the action, and to file a counterclaim seeking payment of (i) all costs incurred by the Company to complete the portion of the Olin Facility abandoned by Calabrian in excess of the fixed price established in the Company's Purchase Agreement, (ii) the Company's legal fees and costs, and (iii) any and all other damages caused the Company by Calabrian's filing of an action against the Company that is without merit.

Note 12 - Credit Concentration:

     The Company maintains its cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation.

Note 13 - New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such asset. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. l23 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair market value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted.

     The Company will be subject to the provisions of SFAS NO. 121 and No. 123 in fiscal 1997. At the present time, the Company does not believe that the adoption of either of these accounting annuncements will have a material effect on its financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are listed in the table below and brief summaries of their business experience are also set forth.

                                           Position with Company
     Name                        Age        or Principal Occupation
     ----                        ---       ------------------------
     Lewis G. Neal               63        President, Director

     John L. Haslbeck            47        Vice President, Treasurer, Director

     Robert M. Long              37        Secretary, Director

     John H. Michael             53        Director

     George I. Stoeckert         48        Director

     John R Toedtman             51        Director

     Stephen C. Voss             48        Director


     Dr. Lewis G. Neal is a founder of the Company and has been a member of the Board of Directors since November 1979 and was the President and Treasurer of the Company from November 1982 until May 1985. From May 1985 until April 1987. Dr. Neal served as a consultant to the Company. In addition, from October 1985 until April 1986, Dr. Neal was the General manager of the San Francisco office of G&E Engineering, Inc. G&E is an engineering company involved in hazardous waste clean-up. In April 1987, Dr. Neal rejoined the Company as its President and Treasurer and was appointed Secretary in November 1989 and served in such position until March, 1991. Dr. Neal serves on the Company's stock option committee. Dr. Neal held several management positions with Teknekron, Inc., an environmental engineering and consulting firm from January 1977 through November 1980. From November 1980 until November 1982, he was a private consultant to various entities, including the Company. Prior to 1977, Dr. Neal was assistant general manager of the environmental engineering division of TRW, Inc., a multi-division corporation involved in electronics, defense contracting, communications energy and environmental engineering, manufacturing auto replacement parts and credit reporting. Dr. Neal has over thirty years of experience teaching chemical engineering and conducting research. Dr. Neal's research and consulting have been directed toward environmental problems since 1970. Dr. Neal acquired his Ph.D. from Northwestern University in 1962.

     John L. Haslbeck is the Vice President and Treasurer of the Company. He is also a member of the Company's Board of Directors. Mr. Haslbeck joined the Company in 198l. He is a co-inventor of the NOXSO Process and holds numerous patents related to the NOXSO technology. Mr Haslbeck has more than 22 years of experience in evaluating, designing, building and testing air pollution control equipment. He has a B.S. in Chemical Engineering from the University of Delaware
(1972).  He has
been involved in every aspect of the NOXSO Process research and development program. He served as a senior project engineer on the first test of the NOXSO Process on flue gas at the TVA's Shawnee Steam Plant. He managed tests of the NOXSO Process at a scale of 0.06 and 0.75 megawatts at the DOE's Pittsburgh Energy Technology Center and managed the pilot test of the NOXSO Process at Ohio Edison's Toronto Power Plant. Prior to 1981, Mr. Haslbeck held management positions with Teknekron, Inc., TRW, Inc., and Stauffer Chemical Co. working on all aspects of air pollution measurement and control.

     Robert M. Long has been a member of the Board of Directors since November 1988. Mr. Long was appointed Secretary in March of 1993. Mr. Long has been self-employed as a financial consultant throughout his business career. Mr. Long is a member of the Board of Directors of Denning Mobile Robotics Corp. Mr. Long graduated from the University of the South (B.A. - Economics) in 1981 and from the College of William and Mary (MBA) in 1983. Mr. Long serves on the Company's compensation, stock option and shareholder relations committees.

     John H. Michael has been a member of the Board of Directors of the Company since November 1984. He served as Chairman of the Board and Chief Executive Officer from September 1985 to March 1991. Mr. Michael has been Chairman of the Board since June 1986, and President and Chief Executive Officer since November 1986, of Personal Diagnostics, Incorporated, engaged in the development of medical devices and the engineering and assembly of precision products and systems for high-technology industries, including the medical device field. Mr. Michael graduated from Georgetown University School of Foreign Service in 1964
(BSFS) and Harvard Business School (MBA) in 1969. Mr. Michael serves on the Company's compensation, executive, shareholder relations, and legislative efforts committees.

     George I. Stoeckert is a founder of the Company and was a member of the Board of Directors from November 1979 to July 1985. Mr. Stoeckert rejoined the Board of Directors in July 1991. Mr. Stoeckert is a Division President and
Corporate Vice President of Automatic Data Processing, Inc., Roseland, New Jersey. ADP is a New York Stock Exchange listed company and is one of the world's largest companies dedicated to providing computerized transaction processing, data communications and information services. Mr. Stoeckert held various general management, financial and planning positions with Ryder System, Inc., one of the world's largest transportation service companies from 1974 to 1991 including President of the Insurance Management Services Division, Senior Vice President of Development, President of Financial & Communication Services Division. Mr. Stoeckert graduated from the University of Miami (B.A.) in 1970 and from the University of Miami Graduate School of Business (M.B.A.) in 1972. Mr. Stoeckert serves on the Company's executive committee.

     John R. Toedtman has been a member of the Board of Directors since July 1986. Since January 1990, Mr. Toedtman has been Chairman of GEN/Rx, Inc. From November 1987 through January 1990, Mr. Toedtman was self-employed. From April 1986 until November 1987, he was Director of Corporate Finance at F.N. Wolf & Co. Inc., the underwriter of the Company's most recent public offering. From 1981 to 1986, he was Chairman and Chief Executive Officer of Personal Diagnostics, Incorporated. Mr. Toedtman is a director of Vital Signs, Inc. Mr. Toedtman serves on the Company's stock option, shareholder relations, legislative efforts and executive committees.

     Stephen C. Voss is a founder of the Company and has been a Director since 1979. Mr. Voss serves on the Company's executive, compensation, stock option and legislative efforts committees. Mr. Voss held the position of Vice President of the Company from August 1979 to March 1992. Mr. Voss is also President of Voss & Co. Inc., a stock brokerage firm which he founded more than twenty years ago.

     Board members are elected annually by the shareholders and the officers are appointed annually by the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished, the Company believes that Lewis G. Neal, a director and officer of the Company, John L. Haslbeck, a director and officer of the Company, Robert M. Long, a director of the Company, John H. Michael, a director of the Company, George I. Stoeckert, a director of the Company, John R. Toedtman, a director of the Company, and Stephen C. Voss, a director of the Company, each inadvertently failed one time to timely file Form 4s reporting their receipt of options in March 1996 due to a misunderstanding regarding the filing requirements under Section 16(a). This failure to timely file has been or is in the process of being corrected.

Item 11.       Executive Compensation

     The following table sets forth a summary for the fiscal years ended June 30, 1996, 1995 and 1994, respectively, of the cash and non-cash compensation awarded, paid or accrued, by the Company to the President and to each other person who was an executive officer of the Company whose salary and bonus exceeded $100,000 during fiscal 1996 (the "named executive officers").

                               SUMMARY COMPENSATION TABLE

                                                                   Long Term
                                    Annual Compensation       Compensation Awards
                                    -------------------       -------------------
     Name and          Fiscal                                               All Other
Principal Position      Year         Salary      Bonus    Options/SARs  (#) Compensation
------------------      ----         ------      -----    ------------  ----------------
   Lewis G. Neal        1996        $150,000    $37,500      25,000(1)        $ --
     President
                        1995         156,932     30,000      50,000(2)          --

                        1994         148,846        --       15,000(3)          --

 John L. Haslbeck       1996          90,385        --       15,000(4)          --
Vice President and
     Treasurer          1995          94,385        --       40,000(5)          --

                        1994          89,077        --       12,000(6)          --

(1) The options shown are incentive stock options granted under the Company's 1990 Stock Option Plan, as amended, to purchase the Company's Common Stock at an exercise price of $4.75 per share. These options terminate on March 15, 2006, subject to early termination upon cessation of an officer's employment with the Company. They were exercisable with respect to one-half of the shares on March 15, 1996, the date of grant. They will be vested with respect to the balance on the first anniversary of their granting.

(2) The options shown are incentive stock options granted under the Company's 1990 Stock Option Plan, as amended, to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.25 per share and 25,000 shares of the Company's Common Stock at an exercise price of $3.25 per share. The options having an exercise price of $5.25 per share terminate on March 16, 2005, and the options having an exercise price of $3.25 terminate on August 29, 2004, subject to early termination upon cessation of an officer's employment with the Company. The options having an exercise price of $3.25 per share were issued in connection with the cancellation of options to purchase 25,000 shares of the Company's Common Stock at a higher price which were issued in prior fiscal years.

(3) The options shown are incentive stock options granted under the Company's 1990 Stock Option Plan, as amended, to purchase the Company's Common Stock at an exercise price of $5.00 per share. These options terminate on June 1, 2004, subject to early termination upon cessation of an officer's employment with the Company.

(4) The options shown are incentive stock options granted under the Company's 1990 Stock Option Plan, as amended, to purchase the Company's Common Stock at an exercise price of $4.75 per share. These options terminate on March 15, 2006, subject to early termination upon cessation of an officer's employment with the Company. They were exercisable with respect to one-half of the shares on March 15, 1996, the date of grant. They will be vested with respect to the balance on the first anniversary of their granting.


(5) The options shown are incentive stock options granted under the Company's 1990 Stock Option Plan, as amended, to purchase 15,000 shares of the Company's Common Stock at an exercise price of $5.25 per share and 25,000 shares of the Company's Common Stock at an exercise price of $3.25 per share. The options having an exercise price of $5.25 per share terminate on March 16, 2005, and the options having an exercise price of $3.25 terminate on August 29, 2004, subject to early termination upon cessation of an officer's employment with the Company. The options having an exercise price of $3.25 per share were issued in connection with the cancellation of options to purchase 25,000 shares of the Company's Common Stock at a higher price which were issued in prior fiscal years.

(6) The options shown are incentive stock options granted under the Company's 1990 Stock Option Plan, as amended, to purchase the Company's Common Stock at an exercise price of $5.00 per share. These options terminate on June 1, 2004, subject to early termination upon cessation of an officer's employment with the Company.

     The Company has not had and does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid. Executive officers who qualify to participate in the Company's 1990 Stock Option Plan. See "Stock Options" in this Item 11. Executive officers participate in group life, health and hospitalization plans which are available generally to all employees.


     In January 1992, the Company instituted a simplified employee pension - Individual Retirement Account ("IRA") for the employees under Section 408(k) of the Internal Revenue Code. The plan allows each employee to contribute up to 15% or $8,994, whichever is less, of his or her salary to an IRA. This plan is being sponsored by the Company, but the Company has not in the past and does not presently intend to make contributions to the plan.

Stock Options

     The Company's 1990 Stock Option Plan, as amended (the "1990 Plan"), authorizes the granting of either "incentive stock options" as defined in
Section 422 of the Internal Revenue Code of 1986, as amended, or "non-qualified stock options" to acquire the Company's common stock. The Plan does not provide for the issuance of stock appreciation rights. The purpose of the Plan is to advance the interests of the Company and its shareholders by providing additional incentives to the Company's management, including members of the Company's Board of Directors, to accelerate development of the NOXSO Process and to reward achievement of corporate goals. The Plan authorizes the issuance of options to purchase up to 1,000,000 shares of common stock. The Company's stock option committee consists of John R. Toedtman, Stephen C. Voss and Robert M. Long.

     On March 17, 1995 the Board of Directors resolved that options be issued each year to officers and directors of the Company in the following manner:

               President            25,000 shares
               Vice President(s)    15,000 shares
               Directors            10,000 shares

     These grants vest 50% immediately and 50% on the first (lst) anniversary of the issuance. The grants are effective on the third (3rd) Friday of March, and are at an option price equal to the market price of the Company's common stock at close of market on that day as quoted on Nasdaq.

Option Awards

     The following table sets forth information concerning options to purchase the Company's Common Stock or stock appreciation rights ("SARs") with respect to the Company's Common Stock granted to named executive officer in 1996.

                          Option/SAR Grants in Fiscal Year 1996

                                                                               Potential Realizable
                                                                                 Value at Assumed
                                                                                  Annual Rates of
                                                                                    Stock Price
                                                                                 Appreciation for
                                                 Individual Grants                 Option Term2
----------------------------------------------------------------------------   ----------------------
                    Number of     % of Total
                   Securities    Options/SARs
                   Underlying     Granted to     Exercise
Name               Option/SARs     Employees   or Base Price   Expiration
                  Granted (#)1  in Fiscal Year    ($/Sh)          Date          5% ($)    10% ($)
----------------------------------------------------------------------------   ----------------------
L.G. Neal            25,000          62.5%         $4.75     March 15, 2006    $74,681    $189,253

John Haslbeck        15,000          37.5%         $4.75     March 15, 2006     44,809    113,554

1/ The options  shown are  incentive  stock  options to purchase  the  Company's
Common Stock at a price of $4.75 per share. The options were granted under the Company's 1990 Stock Option Plan, as amended. The options were 50% vested in March 15, 1996, the date of grant. The options vest with respect to the remaining shares on the first anniversary of their granting and terminate on March 15, 2006, subject to earlier termination upon cessation of an officer's employment with the Company.

2/ The potential realizable value shown is calculated based upon appreciation of the Common Stock issuable under options, calculated over the full term of the options assuming 5% and 10% annual appreciation in the value of the Company's Common Stock from the date of grant, net of the exercise price of the options.


Option Exercises and Holdings

     The following table sets forth information with respect to the named executive officers, concerning the exercises of options during fiscal year 1996 and the number and value of unexercised options held as of the end of fiscal year 1996.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                         FISCAL YEAR-END OPTION/SAR VALUES
                                              No. of Securities
                                                  Underlying              Value of Unexercised
                      No. of      Value       Unexercised Options/      In-the-Money Options/SARs
                      Shares     Realized    SARs at Fiscal Year-End      at Fiscal Year-End (2)
                   Acquired on   --------    -----------------------    -------------------------
      Name           Exercise      (1)     Exercisable   Unexercisable  Exercisable  Unexercisable
      ----           --------      ---     -----------   -------------  -----------  -------------
Lewis G. Neal           --          --       112,500        12,500        $85,625       $4,687
John L Haslbeck         --          --        74,500         7,500        $83,375       $2,811

     (1) Value realized is calculated to equal the market price of the common stock at the exercise date less the exercise price.

     (2) Based on $5.125 market price of the common stock on June 30, 1996 (fiscal year end) and the exercise price of the option, multiplied by the number of options for each respective person named.


Employment Agreements Which Have Expired but the Terms of Which are Still in Effect

     Dr. Neal and Mr. Haslbeck are presently employed pursuant to the terms of employment agreements effective as of April 22 and April 29, 1992, which had initial terms of two years and which continue to govern their employment. The agreement with Dr. Neal provides that Dr. Neal will serve as the President, at an annual base salary of $150,000 with additional increases to be determined by the Board of Directors and certain bonuses payable upon the achievement of certain corporate goals. The agreement requires that Dr. Neal devote his full business time to the operations of the Company and also contains certain covenants not to compete with the Company in exchange for payment of one year's salary to Dr. Neal following termination of the agreement if Dr. Neal has complied with such covenants. The agreement is terminable by Dr. Neal under various conditions including a change in control of the Company, in which case Dr. Neal is entitled to a lump sum payment equal to the greater of his then annual compensation, or the remaining total compensation payable to him for the unexpired term of the agreement. Additionally, the agreement requires that all ideas, inventions, discoveries, developments or improvements conceived by Dr. Neal which are within the scope of the Company's business (whether or not patentable), are and shall remain the exclusive property of the Company. Until a new employment agreement is reached, the terms of this employment agreement will remain in effect.

     The agreement executed with Mr. Haslbeck provides that Mr. Haslbeck will serve as the Vice President, at an annual base salary of $90,000 with additional increases to be determined by the Board of Directors. The agreement requires that Mr. Haslbeck devote his full business time to the operations of the Company and also contains certain covenants not to compete with the Company in exchange for payment of one year's salary to Mr. Haslbeck following termination of the agreement if Mr. Haslbeck has complied with such covenants. The agreement is terminable by Mr. Haslbeck under various conditions including a change in control of the Company, in which case Mr. Haslbeck is entitled to a lump sum payment equal to the greater of his then annual compensation, or the remaining total compensation payable to him for the unexpired term of the agreement. Additionally, the agreement requires that all ideas, inventions, discoveries, developments or improvements conceived by Mr. Haslbeck which are within the scope of the Company's business (whether or not patentable), are and shall remain the exclusive property of the Company. Until a new employment agreement is reached, the terms of this employment agreement will remain in effect.

Compensation Committee Interlock and Insider Participation

     During fiscal 1996, Robert M. Long, John H. Michael and Stephen H. Voss served on the Company's Compensation Committee. Mr. Long is the Secretary of the Company. Mr. Michael was its Chairman and Chief Executive Officer from September 1985 to March 1991. Mr. Voss was Vice President of the Company from August 1979 to March 1992. There are no interlocking relationships, within the meaning of such term under the regulations of the Securities and Exchange Commission, involving any of these individuals or other executive officers of the Company.

Directors Compensation

     The Company's outside directors (Messrs. Michael,  Stoeckert,  Toedtman and
Voss) receive an annual fee of $30,000 for serving as members of the Board of Directors and members of the Executive Committee, and, in addition, they are reimbursed for their expenses in connection with attendance at each Board Meeting. The Board agreed to defer indefinitely payment of the annual fee for fiscal 1996 and accordingly did not receive such fee during fiscal 1996.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of September 30, 1996, there were 9,656,611 shares of the Company's Common Stock outstanding. Set forth below is information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's common stock, of each executive officer, of each director and of all directors and executive officers of the Company as a group (7 persons), based upon the number of shares of common stock outstanding on September 30, 1996. Unless otherwise stated, each person so named exercises sole voting and investment powers to the shares of Common Stock so indicated.


Name and Address of                Amount and Nature
Beneficial Owner               of Beneficial Ownership(1)          Percentage
----------------               --------------------------          ----------

W.R. Grace & Co.-Conn.                 2,005,494                     20.76%
1114 Avenue of the Americas
New York, NY

Stephen C. Voss                          828,415(2)                   8.52%
8415 Willow Forge Road
Springfield, VA

Lewis G. Neal                            278,500(3)                   2.85%
2414 Lytle Road
Bethel Park, PA

John L. Haslbeck                         189,575(4)                   1.95%
2414 Lytle Road
Bethel Park, PA

George I. Stoeckert                      180,000(5)                   1.85%
One ADP Blvd.
Roseland, NJ

Robert M. Long                           110,000(6)                   1.13%
44 Lake Road
Short Hills, NJ

John R. Toedtman                          70,000(7)                     *
I 1 Birch Drive
Basking Ridge, NJ

John H. Michael                           25,000(8)                     *
1810 24th Street
Washington, DC

All officers and
directors as a
group (7 persons)                      1,681,490(9)                  16.96%


* less than 1%

(1) For purposes of this table, shares are beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. A person also is considered to beneficially own shares if such person has a right to acquire them within 60 days, and options exercisable within such period are referred to herein as "currently exercisable."

(2) The shares beneficially owned by Mr. Voss include 171,800 shares held by Voss & Co., Inc., a stock brokerage firm of which Mr. Voss is President and sole stockholder and include 70,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 20,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(3) The shares beneficially owned by Mr. Neal include 112,500 shares issuable to him upon the exercise of currently exercisable options awarded to him under the 1990 Plan as follows: for 12,500 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 25,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 15,000 shares at an exercise price of $5.00 per share that expires on June 1, 2004; for 25,000 shares at an exercise price of $11.25 per share that expires April 1, 2002; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(4) The shares beneficially owned by Mr. Haslbeck include 74,500 shares issuable to him upon the exercise of currently exercisable options awarded to him under the 1990 Plan as follows: for 7,500 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 15,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 12,000 shares at an exercise price of $5.00 per shares that expires on June 1, 2004; for 5,000 shares at an exercise price of $12.25 per share that expires on April 28, 2002; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(5) The shares beneficially owned by Mr. Stoeckert include 60,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; and for 20,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001.

(6) The shares beneficially owned by Mr. Long consist of 110,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 20,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001; and for 50,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(7) The shares beneficially owned by Mr. Toedtman consist of 70,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 20,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(8) The shares beneficially owned by Mr. Michael consist of 25,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; and for 10,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001.

(9) The shares beneficially owned by all directors and executive officers as a group includes shares owned of record as well as shares issuable to the beneficial owners upon the exercise of options awarded under the Company's 1990 Stock Option Plan, which options are exercisable currently or within sixty (60) days.

Item 13. Certain Relationships and Related Transactions

     Grace and the Company are parties to the Grace License Agreement described in "Certain License Agreements" in Item 1.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)  Consolidated  Financial  Statements
             A list of financial statements filed as a part of the Company's Annual Report on Form 10-K is set forth at page ___ hereof.

     (a)(2)  Inapplicable

     (a)(3)  List of Exhibits
             The following exhibits are included as a part of this Annual Report on Form 10-K or incorported herein by reference.

  Exhibit No.          Document Description
  -----------          --------------------
     3.1/1     Articles of Incorporation, as amended.

     3.2/1     Amended and Restated By-Laws.

    10.1/2 License and Supply Agreement between W.R. Grace & Co. and the Company, dated September 11, 1987.

    10.2/3 Cooperative Research Agreement between the United States Department of Energy's Pittsburgh Energy Technology Center and the Company, dated February 15, 1985, as amended September 27, 1988.

    10.3/4 Amended and Restated Lease, executed May 1990 between WPC Associates and the Company

    10.4/4     1990 Stock Option Plan

    10.5/5     License  Agreement,  executed  March 24, 1992 between FLS and the
               Company.

    10.6/6 Novation Agreement, dated as of March 1, 1992 by and among the Company, the United States Department of Energy and Morrison Knudsen Corporation, effective March 1, 1992.

    10.7/6 Assignment Agreement by and between the Company and Morrison Knudsen Corporation, effective March 1, 1992.

    10.8/6 Modification No. 5 to Cooperative Agreement No. DE-FC22-91PC90549 (Amendment No. M005) and accompanying letter from the DOE.

    10.9/6 Project Agreement, dated August 30, 1994 by and between the Company and Alcoa Generating Corporation.

    10.10/6 License, Construction, Lease and Sulfur Supply Agreement, dated April 26, 1995 between the Company and Olin Corporation.

    23         Consent of Arthur Andersen LLP.

Notes
-----

1. Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-2654l.

2. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on December 28, 1987.

3. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1988.

4. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1990.

5. Incorporated by reference to the Company's Annual Report on Form 8-K filed with the Commission on March 24, 1992.

6. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission in September 1995.


                    (b)  Reports  on Form 8-K
                         No  reports on Form 8-K were filed
                         during the last quarter of fiscal 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NOXSO CORPORATION


Date: October 14, 1996                      By: /s/ Lewis G. Neal
                                               ------------------------------
                                                   Lewis G. Neal, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 /s/ Lewis G. Neal       President, Director                    October 14, 1996
------------------------ (Principal Executive and
Lewis G. Neal             Accounting Officer)


/s/ John L. Haslbeck     Vice President, Treasurer, Director    October 14, 1996
------------------------
John L. Haslbeck


/s/ Robert M. Long      Secretary, Director                     October 14,1996
------------------------
Robert M. Long


/s/ John H. Michael      Director                               October 14, 1996
------------------------
John H. Michael


/s/ George I. Stoeckert  Director                               October 14, 1996
------------------------
George I. Stoeckert


/s/ John R. Toedtman     Director                               October 14, 1996
------------------------
John R. Toedtman


/s/ Stephen C. Voss      Director                               October 14, 1996
------------------------
Stephen C. Voss