Form 10-Q
period 1996-09-30
NOXSO CORP
filed 1996-11-14
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to ____

                         Commission file number 1-17454

                                NOXSO CORPORATION
             (Exact name of registrant as specified in its charter)



                  Virginia                                54-1118334
         State or other jurisdiction                   I.R.S. Employer
      of incorporation or organization                Identification No.


               2424 Lytle Road                               15102
              Bethel Park, PA                              Zip Code
   Address of principal executive offices

 Registrant's telephone number, including area code:   (412) 854-1200


                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at October 31, 1996
     Common stock, $.01 par value                      9,656,611

                                NOXSO CORPORATION

                                      INDEX



                                                                       Page
                                                                      Number


PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets as of September 30, 1996 and
               June 30, 1996

          Consolidated Statements of Operations for the Cumulative
               Period from Inception to September 30, 1979 and for the three months ended September 30, 1996

          Consolidated Statements of Changes in Stockholders' Equity for the Cumulative Period from Inception to September 30, 1996

          Consolidated Statements of Cash Flows for the Cumulative
               Period from Inception and for the three months ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements


  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

PART II   OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES



                                NOXSO Corporation
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                         September 30,
                                                                             1996                  June 30,
                                ASSETS                                    (Unaudited)                1996
                                                                         ------------            ------------
CURRENT ASSETS:
  Cash and equivalents                                                   $  1,199,498            $    464,723
  Bank certificate of deposit                                               1,000,000               1,000,000
  Accounts receivable                                                         697,548               2,163,420
  Prepaid expenses and other current assets                                    28,255                  38,136
                                                                         ------------            ------------
         Total Current Assets                                               2,925,301               3,666,279
                                                                         ------------            ------------

PROPERTY AND EQUIPMENT:
  Equipment                                                                   341,936                 341,936
  Furniture and Fixtures                                                      149,796                 111,661
  Leasehold improvements                                                       16,646                  16,646
  Construction in progress                                                  9,509,814               7,469,545
                                                                         ------------            ------------
                                                                           10,018,192               7,939,788
  Less: Accumulated depreciation                                             (425,242)                412,151
                                                                         ------------            ------------
                                                                            9,592,950               7,527,637
                                                                         ------------            ------------
  Other assets                                                                  1,097                   1,172
  Deposits                                                                      4,308                   4,308
                                                                         ------------            ------------
         Total Assets                                                    $ 12,523,656            $ 11,199,396
                                                                         ============            ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                          $  3,124,000            $  2,874,000
  Accounts payable                                                          5,176,549               3,424,692
  Accrued compensation                                                         88,499                  98,975
  Advanced billings                                                           753,424               1,379,549
  Other current liabilities                                                   362,361                 290,945
                                                                         ------------            ------------
         Total Current Liabilities                                          9,504,833               8,068,161
                                                                         ------------            ------------

OTHER LIABILITIES:
  Minority interest in consolidated subsidiary                                 29,844                  26,781

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: Authorized,
      20,000,000 shares.  Issued 9,659,596 shares and
      9,652,096 shares, respectively                                           96,598                  96,523
  Paid-in capital                                                          14,942,066              14,914,953
  Deficit accumulated during the development stage                        (12,024,685)            (11,882,022)
                                                                         ------------            ------------
                                                                            3,013,979               3,129,454
  Less: Cost of 2,985 shares of common stock held in treasury                 (25,000)                (25,000)
                                                                         ------------            ------------
         Total Stockholders' Equity                                         2,988,979               3,104,454
                                                                         ------------            ------------
         Total Liabilities and Stockholders' Equity                      $ 12,523,656            $ 11,199,396
                                                                         ============            ============


See accompanying notes to financial statements.


                                NOXSO Corporation
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS
                             -----------------------




                                                      Date of Inception,                Three Months
                                                       August 28, 1979,             Ended September 30,
                                                      to Sept. 30, 1996          1996                  1995
                                                    ----------------------   ------------          ------------
                                                       (Not covered by        (Unaudited)           (Unaudited)
COSTS AND EXPENSES:                                   auditor's report)
  Purchase of NOXSO Process                            $    260,625          $       --                    --
  Contract development - concept testing                  1,169,759                  --                    --
  Contract development - demonstration testing            1,727,715                  --                    --
  Designing, drafting and consulting                      1,109,406                 2,115                 4,353
  Supplies, instruments and equipment                     1,961,800                 7,756                 3,189
  Depreciation and amortization                             545,891                12,958                 5,820
  Other research and development                            386,309                  --                    --
  Salaries and benefits                                   7,707,567                92,649                25,454
  Professional fees                                       1,596,616                14,822                14,254
  Rent                                                      543,720                24,137                 8,538
  Income tax expense                                         80,046                46,865                  --
  Other general administrative                            3,440,927               145,122                33,564
                                                       ------------          ------------          ------------
TOTAL COSTS AND EXPENSES                                 20,530,381               346,424                95,172

LESS FUNDING AND OTHER:
  Funding of research agreement                           1,200,000                  --                    --
  Reimbursement of project costs                          4,971,087                71,115                  --
  Government grant                                        1,128,020                  --                    --
  Interest income                                         1,057,215                18,893                18,957
  Other                                                     179,783               116,516                  --
                                                       ------------          ------------          ------------
TOTAL FUNDING AND OTHER                                   8,536,105               206,524                18,957
  Minority interest in net income of
      consolidated subsidiary                                29,244                 2,763                  --
                                                       ------------          ------------          ------------
NET LOSS                                               $(12,023,520)         $   (142,663)         $    (76,215)
                                                       ============          ============          ============
LOSS PER COMMON SHARE                                                        $      (0.01)         $      (0.01)
AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                $  9,652,453          $  9,102,000
                                                                             ============          ============




See accompanying notes to financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO SEPTEMBER 30, 1996
                              Stockholders' Equity


                                                                                Stockholders' Equity
                                                                     -------------------------------------------
                                            Consideration                   Common Stock
                                    ---------------------------      -----------------------
                                       Per                             Shares          Par              Paid-in
                                      Share            Total           Issued         Value             Capital
                                    --------      -------------      ----------   ----------          ----------

AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991 (not covered by auditor's report):
  1979 - Issuance of Common Stock    $  .005      $       600(1)        120,000        $ 1,200        $    (600)
  1980 - Issuance of Common Stock       .563          956,250(2)      1,700,000         17,000           791,382
  1980 - Issuance of Warrants            --               850(3)          --              --                 850
  1983 - Issuance of Common Stock      .2813           28,125(4)        100,000          1,000            27,125
  1986 - Issuance of Common Stock       .125          155,000(1)      1,240,000         12,400           142,600
  1986 - Issuance of Common Stock       .125           32,500(5)        260,000          2,600            29,900
  1987 - Issuance of Common Stock        .50          134,000(1)        268,000          2,680           131,320
  1987 - Issuance of Common Stock        .50           42,900(5)         85,800            858            42,042
  1988 - Issuance of Stock Option        --           250,000(6)          --              --             250,000
  1989 - Issuance of Common Stock       .675           27,000(7)         40,000            400            26,600
  1989 - Issuance of Common Stock        .50          147,500(8)        295,000          2,950           144,550
  1989 - Issuance of Common Stock       2.50        4,000,000(2)      1,600,000         16,000         3,174,721
  1989 - Issuance of Warrants            --                80(3)          --              --                  80
  1991 - Issuance of Common Stock      1.129          569,464(9)        504,620          5,046           564,418
  1991 - Issuance of Common Stock       .675           27,000(7)         40,000            400            26,600
  1991 - Issuance of Common Stock       .675           27,000(9)         40,000            400            26,600
  Net loss                                                                --              --                --
                                                                      -----------      -------        ----------
BALANCE, JUNE 30, 1991                                                6,293,420        $62,934        $5,378,188


                                                                Stockholders' Equity
                                       ---------------------------------------------------------------------------
                                       Deficit Accumu-                             Notes
                                        lated During                             Receivable
                                         Development           Treasury         for Purchase o
                                            Stage               Stock           Common Stock             Total
                                         -----------          ---------         ---------------      -------------
AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991 (not covered by
auditor's report):
1979 - Issuance of Common Stock          $      --            $      --           $      --            $       600
1980 - Issuance of Common Stock                 --                   --                  --                808,382
1980 - Issuance of Warrants                     --                   --                  --                    850
1983 - Issuance of Common Stock                 --                   --                  --                 28,125
1986 - Issuance of Common Stock                 --                   --                  --                155,000
1986 - Issuance of Common Stock                 --                   --                  --                 32,500
1987 - Issuance of Common Stock                 --                   --                  --                134,000
1987 - Issuance of Common Stock                 --                   --                  --                 42,900
1988 - Issuance of Stock Option                 --                   --                  --                250,000
1989 - Issuance of Common Stock                 --                   --             (27,000)                    --
1989 - Issuance of Common Stock                 --                   --             (30,000)               117,500
1989 - Issuance of Common Stock                 --                   --                  --              3,190,721
1989 - Issuance of Warrants                     --                   --                  --                     80
1991 - Issuance of Common Stock                 --                   --                  --                569,464
1991 - Issuance of Common Stock                 --                   --             (27,000)                --
1991 - Issuance of Common Stock                 --                   --                  --                 27,000
Net loss                                  (3,278,694)                --                  --             (3,278,694)
                                         -----------          ---------         -----------            -----------
BALANCE, JUNE 30, 1991                   $(3,278,694)         $      --         $   (84,000)           $ 2,078,428


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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO SEPTEMBER 30, 1996 (continued)

                                                                                 Stockholders' Equity
                                                                     -------------------------------------------
                                            Consideration                   Common Stock
                                    ---------------------------      -----------------------
                                       Per                             Shares          Par              Paid-in
                                      Share            Total           Issued         Value             Capital
                                    --------      -------------      ----------   ----------          ----------

YEAR ENDED JUNE 30, 1992: (not
covered in auditor's report)
  Issuance of Common Stock          $1.129       $   683,356(9)        605,544    $    6,056          $  677,300
  Issuance of Common Stock            7.50         2,000,000(1)        266,666         2,666           1,997,334
  Issuance of Common Stock            2.75             5,500(9)          2,000            20               5,480
  Issuance of Common Stock            2.00             69,12(10)        34,562           346              68,778
  Issuance of Common Stock                                  (11)       116,500         1,165                  --
  Satisfaction of notes receivable                                          --            --                  --
  Net loss                                                                  --            --                  --
                                                                     ---------    ----------         -----------
BALANCE, JUNE 30, 1992                                               7,318,692        73,187           8,127,080

YEAR ENDED JUNE 30, 1993: (not
covered in auditor's report)
  Issuance of Common Stock           1.129           683,356(9)        605,544         6,056             677,300
  Issuance of Common Stock            2.04            26,260(9)         12,866           129              26,131
  Issuance of Common Stock             .50                              50,000           500              24,500
  Acquisition of Common Stock
    for treasury                                                            --            --                  --
  Satisfaction of notes receivable                                          --            --                  --
  Issuance of Common Stock            5.00         2,594,115(16)       571,250         5,712           2,588,403
  Net loss                                                                  --            --                  --
                                                                     ---------    ----------         -----------
BALANCE, JUNE 30, 1993                                               8,558,352        85,584          11,443,414

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock           1.129           113,888(9)        100,920         1,009             112,879
  Issuance of Common Stock            2.00            23,624(13)        11,812           118              23,506
  Net loss                                                                  --            --                  --
                                                                     ---------    ----------         -----------
BALANCE, JUNE 30, 1994                                               8,671,084       $86,711         $11,579,799



                                                          Stockholders' Equity
                                     ----------------------------------------------------------------
                                     Deficit Accumu-                       Notes
                                      lated During                       Receivable
                                       Development       Treasury     for Purchase of
                                          Stage           Stock         Common Stock         Total
                                     --------------   -------------    ---------------   ------------

YEAR ENDED JUNE 30, 1992: (not
covered in auditor's report)
  Issuance of Common Stock           $        --      $      --          $    --          $   683,356
  Issuance of Common Stock                    --             --               --            2,000,000
  Issuance of Common Stock                    --             --               --                5,500
  Issuance of Common Stock                    --             --               --               69,124
  Issuance of Common Stock                (1,165)            --               --                   --
  Satisfaction of notes receivable            --             --           57,000(12)           57,000
  Net loss                            (2,223,382)            --               --           (2,223,382)
                                     -----------      ---------        ---------          -----------
BALANCE, JUNE 30, 1992                (5,503,241)            --          (27,000)           2,670,026

YEAR ENDED JUNE 30, 1993:
(not covered in auditor's report)
  Issuance of Common Stock                    --             --               --              683,356
  Issuance of Common Stock                    --             --               --               26,260
  Issuance of Common Stock                    --             --          (25,000)                  --
  Acquisition of Common Stock
    for treasury                              --         25,000(15)       25,000(15)               --
  Satisfaction of notes receivable            --             --           27,000(14)           27,000
  Issuance of Common Stock                    --             --               --            2,594,115
  Net loss                            (2,292,197)            --               --           (2,292,197)
                                     -----------      ---------        ---------          -----------
BALANCE, JUNE 30, 1993                                 (7,795,438)       (25,000)          3,708,560

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                    --             --               --              113,888
  Issuance of Common Stock                    --             --               --               23,624
  Net loss                            (1,931,657)            --               --           (1,931,657)
                                     -----------      ---------        ---------          -----------
BALANCE, JUNE 30, 1994               $(9,727,095)     $ (25,000)       $      --          $ 1,914,415
                                     -----------      ---------        ---------          -----------

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO SEPTEMBER 30, 1996

                                                                               Stockholders' Equity
                                                                     ---------------------------------------
                                            Consideration                   Common Stock
                                    ---------------------------      -----------------------
                                       Per                             Shares          Par          Paid-in
                                      Share            Total           Issued         Value         Capital
                                    --------      -------------      ----------   ----------      ----------

YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock         2.00              47,252(10)           23,626           236        47,016
  Issuance of Common Stock         2.75              11,000(9)             4,000            40        10,960
  Issuance of Common Stock         3.85             497,500(16)          150,000         1,500       496,000
  Issuance of Common Stock         3.56             800,795(16)          250,000         2,500       798,295
  Issuance of Common Stock         3.25                 325(17)              100             1           324
  Net loss                                                                    --            --            --
                                                                     -----------   -----------   -----------
BALANCE, JUNE 30, 1995                                                 9,098,810   $    90,988   $12,932,394
                                                                     ===========   ===========   ===========

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock         3.25              81,250(9)            25,000           250        81,000
  Issuance of Common Stock         1.91              19,063(9)            10,000           100        18,963
  Issuance of Common Stock         3.62               5,438(9)             1,500            15         5,423
  Issuance of Common Stock         3.62               1,813(9)               500             5         1,808
  Issuance of Common Stock         4.55             409,725(16)          100,000         1,000       408,725
  Issuance of Common Stock         4.54             408,375(16)          100,000         1,000       407,375
  Issuance of Common Stock         4.56              45,626(9)            10,000           100        45,526
  Issuance of Common Stock         3.62               9,063(9)             2,500            25         9,038
  Issuance of Common Stock         3.62               2,719(9)               750             8         2,711
  Issuance of Common Stock         3.62               1,812(9)               500             5         1,807
  Issuance of Common Stock         3.21             503,209(16)          156,763         1,569       501,640
  Issuance of Common Stock         3.42             500,003(16)          145,773         1,458       498,543
  Net loss                                                                    --            --            --
                                                                     -----------   -----------   -----------
BALANCE, JUNE 30, 1996                                                 9,652,096   $    96,523   $14,914,953
                                                                     ===========   ===========   ===========

THREE MONTHS ENDED SEPTEMBER 30, 1996:
  Issuance of Common Stock         3.63              27,188(9)              7500            75        27,113
  Net Loss                                                                    --            --            -
                                                                     -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 1996                                            9,659,596   $    96,598   $14,942,066
                                                                     ===========   ===========   ===========
                                                           Stockholders' Equity
                                         ----------------------------------------------------------
                                         Deficit Accumu-                  Notes
                                          lated During                  Receivable
                                           Development     Treasury   for Purchase of
                                             Stage          Stock       Common Stock      Total
                                         ------------    ------------ --------------   ------------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                         --              --             --         47,252
  Issuance of Common Stock                         --              --             --         11,000
  Issuance of Common Stock                         --              --             --        497,500
  Issuance of Common Stock                         --              --             --        800,795
  Issuance of Common Stock                         --              --             --            325
  Net loss                                 (1,931,657)             --             --     (1,760,658)
                                         ------------    ------------    -----------   ------------
BALANCE, JUNE 30, 1995                   $(11,487,753)   $    (25,000)   $        --   $  1,510,629
                                         ============    ============    ===========   ============

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                         --              --             --         81,250
  Issuance of Common Stock                         --              --             --         19,063
  Issuance of Common Stock                         --              --             --          5,438
  Issuance of Common Stock                         --              --             --          1,813
  Issuance of Common Stock                         --              --             --        409,725
  Issuance of Common Stock                         --              --             --        408,375
  Issuance of Common Stock                         --              --             --         45,626
  Issuance of Common Stock                         --              --             --          9,063
  Issuance of Common Stock                         --              --             --          2,719
  Issuance of Common Stock                         --              --             --          1,812
  Issuance of Common Stock                         --              --             --        503,209
  Issuance of Common Stock                         --              --             --        500,001
  Net loss                                   (394,269)             --             --       (394,269)
                                         ------------    ------------    -----------   ------------
BALANCE, JUNE 30, 1996                   $(11,882,022)   $    (25,000)   $        --   $  3,104,454
                                         ============    ============    ===========   ============

THREE MONTHS ENDED SEPTEMBER 30, 1996
 (UNAUDITED):
  Issuance of Common Stock                         --              --             --         27,188
  Net Loss                                   (142,663)             --             --       (142,663)
                                         ------------    ------------    -----------   ------------
BALANCE, SEPTEMBER 30, 1996 (UNAUDITED)  $(12,024,685)   $    (25,000)   $        --   $  2,988,979
                                         ============    ============    ===========   ============

(9) Stock issued in connection with exercise of common stock option  agreements.
(10) Stock  issued  in   connection   with  exercise  of  common  stock  warrant
agreements.
(16) Stock issued in connection with private placement.
(17) Stock issued as contribution.


See accompanying notes to consolidated financial statements.


                                NOXSO Corporation
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS



                                                                                                             Three Months
                                                                                Date of Inception,        Ended September 30,
                                                                                 August 28, 1979,  --------------------------------
                                                                                to Sept. 30, 1996       1996               1995
                                                                               ------------------  ------------        ------------
                                                                                (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(12,023,520)       $   (142,663)       $    (76,215)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
       Depreciation and amortizations                                               540,472              12,958               5,820
       Minority interest                                                             29,844               3,063                --
       Loss on disposal of property and equipment                                     5,752                --                  --
       Issuance of common stock for compensation and
          other                                                                      75,725                --                  --
       Issuance of common stock for purchase of
          NOXSO Process                                                              28,125                --                  --
       Compensation in satisfaction of notes receivable                              57,000                --                  --
       Changes in operating assets and liabilities:
          Accounts receivable                                                      (697,547)          1,465,873            (303,642)
          Prepaid expenses and other assets                                         (24,578)              9,955               3,848
          Deposits                                                                   (4,308)               --                  --
          Accounts payable                                                        5,176,549           1,751,857             (12,403)
          Accrued compensation                                                       88,499             (10,476)             (9,201)
          Advanced billings                                                         753,424            (626,125)            656,159
          Other current liabilities                                                 362,361              71,416             (54,166)
                                                                               ------------        ------------        ------------
            Net cash flows from operating activities                           $ (5,632,202)       $  2,535,858        $    210,200
                                                                               ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and deposits for property and equipment                       (10,143,566)         (2,078,271)           (797,570)
   Bank certificate of deposit                                                   (1,000,000)               --
   Proceeds from the sale of property and equipment                                   4,546                --
                                                                               ------------        ------------        ------------
            Net cash flows from investing activities                           $(11,139,020)       $ (2,078,271)       $   (797,570)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement offering                                   5,713,720                --                  --
   Proceeds from line of credit                                                   3,025,000                --               335,000
   Payments of line of credit                                                    (2,025,000)               --                  --
   Proceeds from commercial loan                                                    250,000             250,000                --
   Proceeds from issuance of common stock                                         7,760,647                --                  --
   Proceeds from sales of common stock
     options and warrants                                                         1,350,283              27,188             105,751
   Proceeds from satisfaction of notes receivable                                    27,000                --                  --
   Proceeds from ACOA and Olin loans                                              2,874,000                --               330,000
   Payment of ACOA loan                                                          (1,000,000)
   Net loans to stockholders and officers                                            (4,930)               --                  --
                                                                               ------------        ------------        ------------
            Net cash flows from financing activities                           $ 17,970,720        $    277,188        $    770,751
                                                                               ------------        ------------        ------------

NET INCREASE IN CASH AND
   EQUIVALENTS                                                                 $  1,199,498             734,775             183,381
CASH AND EQUIVALENTS, BEGINNING OF
   PERIOD                                                                              --               464,723             461,360
                                                                               ------------        ------------        ------------
CASH AND EQUIVALENTS, END OF PERIOD                                            $  1,199,498        $  1,199,498        $    644,741
                                                                               ============        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                               $    229,413        $     22,124        $     25,233
                                                                               ============        ============        ============

NONCASH FINANCING ACTIVITIES:
   Issuance of common stock for notes receivable                               $     84,000        $       --          $       --
   Acquisition of common stock into treasury to satisfy
     notes receivable                                                          $    (25,000)       $       --          $       --
                                                                               ============        ============        ============
   Issuance of common stock in exchange for warrant                            $      1,165        $       --          $       --
                                                                               ============        ============        ============
   Compensation in satisfaction of notes receivable                            $     57,000        $       --          $       --
                                                                               ============        ============        ============

See accompanying notes to financial statements.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

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

Note 2 - Full Scale Commercial Demonstration:

     On August 30, 1994, a Project Agreement between the Company and Alcoa Generating Company ("Alcoa") was executed for the design, construction, and operation of a proposed demonstration facility at Alcoa's Warrick Generating Station in Newburgh, Indiana, upon satisfaction of certain conditions. The project definition and design phases of the proposed demonstration facility have been completed by the Company in accordance with the terms of the Cooperative Agreement, and the construction phase was commenced in June 1995. The Company has received all necessary approvals from the U.S. Department of Energy ("DOE") to proceed to complete the project. As a part of the approval, the DOE increased the funding for its share of costs for the project from $33 million to $41.1 million. The funds needed, in excess of those available for the DOE to complete the proposed demonstration facility are to be provided from the proceeds of the Indiana Development Finance Authority Taxable Clean Coal Technology Variable Rate Demand Revenue Bonds, Series 1996 (the "Bonds"). See further discussion in
Note 4.

     The cost of the proposed demonstration facility through construction is currently estimated at $82,813,000. Of this amount, $26,868,000 has been spent as of September 30, 1996, leaving $55,945,000 as the estimate to complete construction. Of the funds expended to date, $13,434,000 have been provided by the DOE, and NOXSO has provided the remaining $13,434,000 through equity financing, in kind contributions of $735,000, a $1,000,000 borrowing under the Company's line of credit, and loans totaling $2,874,000 from Olin Corporation from Aluminum Corporation of America ("ACOA") which has been repaid. The funds currently anticipated to be needed for completion of the construction of the facility are $27,973,000 from the DOE and NOXSO expects to obtain equity capital and sell revenue bonds to pay for its share. NOXSO had expected that $40,000,000 of revenue bonds would be sold. However, to satisfy concerns of the issuer of the bonds, management now expects that it will be necessary to obtain some additional equity capital and lower the amount of bonds sold. See further discussion in Note 4. This is the amount necessary to match the amount provided by the DOE, plus cover the estimated financing costs and cash reserves required by the bond issue.

Note 3 - Olin Facility and Loan:

     Under the Olin Agreement, the Company is constructing the Olin Facility at Olin's plant in Charleston, Tennessee. The Olin Facility will convert elemental sulfur into liquid sulfur dioxide. The estimated cost of the Olin Facility is $12 million, of which approximately $9.6 million has been expended to date. Provided that the Olin Facility produces sulfur dioxide in accordance with specifications set forth in the Olin Agreement (as amended by an amendment the parties are in the process of executing), Olin is required, for a 10-year period after the Olin Facility is operational, to pay to the Company $3,030,000 annually, as adjusted after the sixth year for changes in the Company's cost of producing elemental sulfur at the Alcoa Project, and the Company is to deliver 16,000 short tons per year of elemental sulfur. Once the Alcoa Project is operational, it is anticipated that all or virtually all of the 16,000 short tons of elemental sulfur will be produced by the Alcoa Project. Until that date, the Company will have to pay the costs of purchasing elemental sulfur from suppliers. Based on historical pricing, it is anticipated that the cost of elemental sulfur purchased in the open market will be approximately 12% to 25% of the consideration the Company is to receive from Olin under the Olin Agreement, although there can be no assurance that the cost will not be greater. The Company presently believes that it will be able to complete the Alcoa Project so that it is operational and producing elemental sulfur by April 1998. There can, of course, be no assurance that the Alcoa Project will be completed by such date, if at all.

     Under the terms of the Olin Agreement, the Company's failure to complete the Olin Facility by September 1, 1996 entitled Olin to require that the Company pay to Olin the amount by which (i) the costs Olin incurs to purchase up to 2,667 short tons of sulfur dioxide per month until the Olin Project is operational exceeds (ii) the cost of such amount of sulfur dioxide at a price of $130 per short ton. The Company owes approximately $17,000 to Olin for September 1996 and anticipates that it will be required to pay Olin no more than $70,000 per month with respect to sulfur dioxide purchases by Olin thereafter until the Olin Project is operational, although there can be no assurance that the cost to the Company will not be greater. The Company has accrued approximately $68,000 in the September 30, 1996 balance sheet in connection with sulfur dioxide purchases by Olin.

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

     In April, 1996 the Company obtained from Olin Corporation a loan in the amount of $1,874,000 that bears interest at the rate of 10% per annum. The loan agreement, as amended, provides for a due date of November 30, 1996. These funds are being used to pay the Company's share of construction costs on the proposed demonstration facility.

Note 4 - Financing

     The Alcoa Project Agreement requires that the Company have in hand by a designated date financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds provided by the DOE. If such financing is not in hand by the designated date, Alcoa has the right, at its option, to terminate its obligations under the Alcoa Project Agreement. The designated date under the Alcoa Project Agreement has recently been extended by Alcoa to January 31, 1997. The Company does not believe that Alcoa will extend the date beyond January 31, 1997.

     The funds needed, in excess of those available from the DOE, to complete the proposed demonstration facility are to be provided from equity capital and the proceeds of the Bonds. On September 16, 1996, the Indiana Development Finance Authority (the "Authority") adopted resolutions approving the issuance of $40 million of Bonds to fund the Alcoa Project. The Company has not entered into a final agreement with the issuer of a direct-pay letter of credit required to support and secure the Bonds. The Company is also still seeking to resolve certain concerns of representatives of the Authority and has been informed by those representatives that the Authority intends to perform additional due diligence regarding the Company and its ability to repay the Bonds should project revenues be insufficient to fully repay the Bonds.

     In order to satisfy conditions to the issuance of the Bonds, among other things the Company must obtain additional equity capital of approximately $5 million prior to January 31, 1997, $2.5 million of which is to be used to fund one-half of a supplemental reserve to secure the Bonds and the remainder of which is to be used to repay an outstanding loan made to the Company by Olin and to pay certain payables incurred in connection with the Olin Project. In addition to the equity capital required to satisfy conditions to the issuance of the Bonds, the Company expects it will be necessary to raise additional equity capital, which it will use to pay the costs of the NOXSO Commercial Demonstration Facility, enabling it to lower the amount of Bonds that the Authority must issue to finance the NOXSO Commercial Demonstration Facility. The Company believes that by raising such capital and lowering the amount of Bonds that must be issued by the Authority, it will be able to satisfy the concerns of the Authority.

     The Company intends to seek to raise the required $5 million of equity capital and additional equity capital through private placements of its common stock and/or subordinated debt securities that are convertible into common stock, the terms of which placements are presently being negotiated and are contingent upon the satisfactory completion of due diligence and other conditions. Any shares issued in the private placement or upon conversion of subordinated debt securities are expected to contain restrictions on resale in accordance with Federal securities laws and, thus, are expected to be sold at a discount to the market price of freely tradeable shares.

     The other half of the supplemental reserve is to be provided by the County of Warrick, Indiana either in cash or by causing a letter of credit or its equivalent to be issued. During October 1996 the Warrick County Council, upon the recommendation of the Warrick County Commissioners, approved supporting the project by the issuance of debt surety insurance. Arrangements for the issuance of such surety insurance have not been formalized and its terms have not been approved by the Authority and the issuer of the direct-pay letter of credit that is to support the Bonds.

     There can be no assurance that the Company can raise the required or additional equity capital or that the Bonds can be sold prior to January 31, 1997, the date by which the Alcoa Agreement, as amended, presently requires that the Company have in hand financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds to be provided by the DOE. If such financing is not in hand by that date, Alcoa has the right, at its option, which the Company expects it to exercise, to terminate its obligations under the Alcoa Project Agreement.

     The Company is in the process of negotiating the terms of a reimbursement agreement pursuant to which a letter of credit to support and secure the Bonds would be issued by Canadian Imperial Bank of Commerce ("CIBC"), as agent for itself and other banks. It is anticipated that repayment of the Bonds will be secured by a pledge of all revenues relating to the Alcoa Project and the Olin Project (collectively, the "Projects"), which revenues would be held in trust by a trustee for the letter of credit bank and for the Authority. In such case, until the Bonds are paid in full, revenues from the Projects will be available only to secure and repay the Bonds and will not be available to the Company for any other purposes. In addition, the Bonds will be secured by the collateral assignment of all agreements of the Company relating to the Projects, including the Alcoa Agreement and the Olin Agreement.

     In order to provide for construction of the Olin facility prior to receiving the proceeds of the Bonds, the Company obtained a loan from Olin in the amount of $1,874,000 as discussed in Note 3. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,700,000 balance owed for the air separation plant until completion of the bond financing but no later than September 30, 1996. As of November 11, 1996, Praxair was continuing to perform work on its portion of the Olin Project. In connection with said agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full.

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

     At November 11, 1996 negotiations regarding funding are in process. If such funding is not secured, the Company may not be able to complete the Full-Scale Demonstration Facility and repay the amounts due Olin and Praxair. This matter raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern, the Company's ability to recover its construction in progress in the accompanying consolidated balance sheet is uncertain.

     In addition, on September 23, 1996, the Company obtained a short term commercial loan in the amount of $250,000 at a rate of 9.75%. The loan proceeds will be used to satisfy costs incurred related to obtaining the CIBC letter of credit. This loan matured on October 30, 1996. The lender has orally agreed to extend the terms of this loan to January 31, 1997.


Note 5 - Formation of Construction Management Company:

     During November 1995, the Company formed a new subsidiary called Projex, Inc. The Company holds 70% of the stock in Projex while two managing principles of Projex hold the remaining 30% of such stock. Projex was capitalized with contributions of $1,000. Projex was formed to perform construction management services. The first contract obtained by Projex is a $2,500,000 contract to perform the construction management on the NOXSO full- scale demonstration facility. Because of the Company's majority ownership of Projex, Projex's financial statements are consolidated herein. There is no related party relationship between the minority shareholders and the Company, its employees or Directors.

Note 6 - Contingencies:

     In late August 1996 a Complaint was filed against the Company in the District Court of Jefferson County, Texas, by Calabrian Corporation ("Calabrian") relating to a Purchase Agreement dated October 16, 1995 between the Company and Calabrian and a related License Agreement, dated effective as of September 1, 1995, between the Company and Calabrian. The complaint alleges that the Company took over direction and supervision of Calabrian's subcontract relating to the construction of components of the Olin Facility, disrupting Calabrian's plans with respect to the facility and constituting an unlawful interference with Calabrian's contractual relationships with its subcontractors, and that the Company defaulted in certain payment obligations to Calabrian under the Purchase Agreement. The complaint requests damages in the amount of $665,000, representing the balance of the fee allegedly owed to Calabrian under the Purchase Agreement, unspecified damages caused Calabrian as a result of the alleged interference with contract, any additional damages caused Calabrian by the Company's conduct, and an order prohibiting the Company from disclosing to any third party, other than Olin, any confidential and proprietary information of Calabrian. The Company has removed the action to the United States District Court for the Eastern District of Texas, Beaumont Division.

     In October 1996, Calabrian amended its complaint to withdraw its request for a temporary and permanent injunction enjoining the Company from using Calabrian's technology.

     The Company's Counsel has advised that it believes the causes of action in Calabrian's complaint are without merit. The Company has filed an answer and counterclaim denying the substantive allegations of the complaint and requesting
(i) actual damages caused the Company by Calabrian's abandonment and resulting breach of its contract with the Company without cause or justification and for tortious interference with its contract with Olin (ii) exemplary damages as a result of its tortious interference with the Olin contract, (iii) the Company's legal fees and costs, and (iii) any and all other damages caused the Company by Calabrian's filing of an action against the Company that is without merit.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     NOXSO Corporation (the "Company") is a development stage company principally engaged in developing, testing, and marketing of a process (the "NOXSO Process") to remove a high percentage of the pollutants which cause "acid rain" from flue gas generated by burning fossil fuel. In August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction, and operation of the first commercial-size demonstration of the NOXSO Process (the "NOXSO Commercial Demonstration Facility") at Alcoa's Warrick Generating Station in Newburgh, Indiana. The project definition and design phases of the Alcoa Project have been completed by the Company and the construction phase was commenced in June 1995. The United States Department of Energy (the "DOE") has agreed to fund one-half of the costs of the Alcoa Project and the related project at a facility owned by Olin Corporation that is described below, up to $41.1 million. The Company has received all necessary approvals from the DOE to proceed to complete the Alcoa Project.

     In April 1995, the Company entered into a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement") with Olin Corporation ("Olin") to construct a complementary facility (the "Olin Facility") in Charleston,
Tennessee to convert elemental sulfur which, after the Alcoa Project is completed, is to be generated as a by-product of the Alcoa Project, into sulfur dioxide. Under the Olin Agreement, as amended by an amendment that the parties are in the process of executing, provided that the Olin Facility produces sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required for a 10-year period after the Olin Facility is operational, to pay the Company $3 million annually, and the Company is to deliver to Olin 16,000 short tons per year of elemental sulfur.

     The Company is in the process of completing construction of the Olin Facility and anticipates that it will be substantially completed by December 1996 and operational by January 1997. There can be no assurance that the Company will meet the foregoing schedule. Once the Alcoa Project is operational, it is anticipated that all or virtually all of the 16,000 short tons of elemental sulfur that is required to be supplied to the Olin Facility will be produced by the Alcoa Project. Unless and until the Alcoa Project becomes operational, the Company will have to pay the costs of purchasing elemental sulfur from suppliers.

     The Company is also engaged in utilizing its engineering expertise to develop other technologies, processes, substances and facilities that can be used to assist in complying with environmental laws, although all such efforts are at this time developmental in nature. The Company also from time to time performs research and development for others on a project basis. The Company has also licensed the NOXSO Process for distribution in Europe and Asia under a License Agreement with FLS miljo a/s, a Danish corporation engaged in the construction and design of utility power plants ("FLS"). In addition, the Company is offering construction management services to others through its 70%-owned subsidiary, PROJEX, Inc.

Liquidity and Capital Resources

     The Company is a development stage company engaged in developing and testing the NOXSO Process. Since inception, the Company has dedicated substantially all of its resources to the acquisition, development and testing of the NOXSO Process. Since its inception, the Company's capital resources have been derived from various sources including the sale of the Company's common stock in both public and private offerings, government grants, research contracts and cooperative research activities. The total of capital raised from inception through September 30, 1996 was approximately $18.2 million.

     The Company's resources have been used to conduct a series of test programs which provided the data necessary to bring the NOXSO Process to its present state of development. The first of these programs began in 1980 in Paducah, Kentucky, at the TVA Shawnee Steam Plan. The next phase of development began in 1985, after a move to DOE's Pittsburgh Energy Technology Center, and these tests continued through June of 1989. This development program was followed by a pilot-scale facility at the Ohio Edison power plant located at Toronto, Ohio. This pilot-scale project facility was completed in August of 1993 with over 10,000 hours of testing. The Company is constructing the NOXSO Commercial Demonstration Facility for Alcoa. It is also constructing a complementary plant at Olin's plant in Charleston, Tennessee. The plant will convert elemental sulfur into liquid sulfur dioxide.


     During the three months ended September 30, 1996, the increase in cash and equivalents was the net result of several transactions. The major cash inflows were proceeds of $250,000 from a commercial loan and $3.0 million in collection of accounts receivable from advance billings on the full-scale demonstration facility. These funds have been used during the first quarter to pay expenses of operating the Company as well as to cover the costs associated with the building of the NOXSO Commercial Demonstration Facility and the Olin Facility. The Company's current ratio decreased from 0.45:1 at June 30, 1996 to 0.31:1 at September 30, 1996. This decrease is the result of costs of the NOXSO Commercial

Demonstration Facility and the Olin Facility exceeding the funds received by the Company. As of September 30, 1996, the Company had working capital of ($6.6 million) as compared to ($4.4 million) at June 30, 1996. This decrease is the result of the increased activity in the construction of the NOXSO Commercial Demonstration Facility and the Olin Facility. The notes payable has increased as a result of the increased borrowing on a commercial loan.

     The Alcoa Project Agreement requires that the Company have in hand by a designated date financial resources available for the performance of its obligations under the Alcoa Project Agreement of at least $35 million in addition to funds to be provided by the DOE. If such financing is not in hand by the designated date, Alcoa has the right, at its option, to terminate its obligations under the Alcoa Project Agreement. The designated date under the Alcoa Project Agreement has recently been extended by Alcoa to January 31, 1997. The Company does not believe that Alcoa will extend the date beyond January 31, 1997.

     The funds needed, in addition to those available from the DOE, to satisfy the requirements of the Alcoa Project Agreement and to complete the Alcoa project are to be provided from equity capital and the proceeds of Bonds. On September 16, 1996, the Indiana Development Financing Authority (the "Authority") adopted resolutions approving the issuance of $40 million in Indiana State Revenue Bonds to fund costs of the Alcoa Project. The Company has not entered into a final agreement with the issuer of a direct-pay letter of credit required to support and secure the Bonds. The Company is also still seeking to resolve certain concerns of representatives of the Authority and has been informed by those representatives that the Authority intends to perform additional due diligence regarding the Company and its ability to repay the Bonds should expected project revenues be insufficient to fully repay the Bonds.

     In order to satisfy conditions to the issuance of the Bonds, among other things the Company must obtain additional equity capital of approximately $5 million prior to January 31, 1997, $2.5 million of which is to be used to fund one-half of a supplemental reserve to secure the Bonds and the remainder of which is to be used to repay an outstanding loan made to the Company by Olin and to pay certain payables incurred in connection with the Olin Project. In addition to the equity capital required to satisfy conditions to the issuance of the Bonds, the Company expects it will be necessary to raise additional equity capital, which it will use to pay the costs of the NOXSO Commercial Demonstration Facility, enabling it to lower the amount of Bonds that the Authority must issue to finance the NOXSO Commercial Demonstration Facility. The Company believes that by raising such capital and lowering the amount of Bonds that must be issued by the Authority, it will be able to satisfy the concerns of the Authority. There can, however, be no assurance that the Company can raise additional equity capital to further reduce the amount of Bonds that the Authority must issue to finance the Project or that the Company will otherwise be able to satisfy the concerns of the Authority.

     The Company intends to seek to raise the required $5 million of equity capital and additional equity capital through private placements of its common stock and/or subordinated debt securities that are convertible into common stock, the terms of which placements are presently being negotiated and are contingent upon the satisfactory completion of due diligence and other conditions. Any shares issued in the private placement or upon conversion of subordinated debt securities are expected to contain restrictions on resale in accordance with Federal securities laws and, thus, are expected to be sold at a discount to the market price of freely tradeable shares.

     The other half of the supplemental reserve is to be provided by the County of Warrick, Indiana either in cash or by causing a letter of credit or its equivalent to be issued. During October 1996 the Warrick County Council, upon the recommendation of the Warrick County Commissioners, approved supporting the project by the issuance of debt surety insurance. Arrangements for the issuance of such surety insurance have not been formalized and its terms have not been approved by the Authority and the issuer of the direct-pay letter of credit that is to support the Bonds.

     The statements above and elsewhere in this Report that suggest that the Company is likely to, or will, meet its various objectives (including that the Company expects to sell the Bonds, obtain equity capital and successfully complete the Alcoa Project and the Olin Project) are forward looking statements. Various factors could prevent the Company from realizing these objectives, including the following:

     The Company expects to service the Bonds from (i) payments from Olin to the Company pursuant to the Olin Agreement to purchase elemental sulfur in the aggregate amount of $3 million annually and (ii) the sale of SO2 Allowances ("Allowances") the Company is to receive under the Alcoa Project Agreement.

     The Alcoa Project represents the first Full-Scale Commercial Demonstration of the NOXSO Process. As such, it is possible that it will not perform as expected, which could substantially reduce the number of Allowances that the Company receives under the Alcoa Project Agreement or which could result in a termination by Alcoa of the Alcoa Project Agreement. A substantial reduction in the number of Allowances that the Company receives under the Alcoa Project
Agreement could have a material impact on the cash flows that the Company intends to use to service the Bonds. Termination of the Alcoa Project Agreement would in all likelihood result in acceleration of the Company's obligations with respect to the Bonds, which the Company would likely be unable to pay. In addition, in such case the Company would in all likelihood not have the resources to commercially demonstrate the NOXSO Project or to market or sell it to other parties.

     Because the Alcoa Project represents the first Full-Scale Commercial Demonstration of the NOXSO Process, expenses to operate and maintain the project may exceed the Company's expectations even if the project otherwise performs in accordance with the Company's expectations. In such event, the Company would have to use cash generated from other operations to fund those expenses. The Company, as a development-stage company, does not at this time have other significant operations that would provide such cash flow, and unless it develops such operations and/or is able to effectively market the NOXSO Process (which may not be possible if, as a result of the additional expense of operation, the NOXSO Process fails to operate effectively and economically as compared to competing technologies), the Company may be unable to generate revenues to fund such costs.

     In addition, in the event that the Company is unable to fund its share of project costs or timely complete the Alcoa Project, the Company could lose the DOE's funding. If the Company loses its DOE funding, it does not expect to be able to complete a Full-Scale Commercial Demonstration of the NOXSO Process. This loss of funding would require that greater emphasis be placed upon the test results of the Company's pilot plant conducted at Toronto, Ohio and on a demonstration currently being conducted by FLS in Denmark. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it would be much more difficult to secure sales of the NOXSO Process to public utilities in the United States if the Alcoa Project is not funded and completed.

     If the Olin Facility fails to perform and provide Olin with sulfur dioxide in accordance with the specifications set forth in the Olin Agreement, Olin will not be required to pay to the Company $3 million annually for 16,000 short tons of elemental sulfur, which will most likely make it impossible for the Company to service the Bonds.

     Because of the many conditions to the issuance of the Bonds that have not been satisfied, there can be no assurance that the Bonds will be issued on or before January 31, 1997. If those conditions are not satisfied by that date, the Company anticipates that Alcoa will terminate the Alcoa Project Agreement.

     Under the Olin Agreement, once the Olin Facility is operational, the Company is to supply to Olin 16,000 short tons of elemental sulfur per year. The Company expects to pay for elemental sulfur to satisfy its obligations under the Olin Agreement until April 1998, the month that the Alcoa Project is scheduled to be operational. If the NOXSO Commercial Demonstration Facility fails to produce elemental sulfur commencing in May 1998 in such quantities as will enable it to be used to satisfy the Company's obligation to deliver to Olin 16,000 short tons of elemental sulfur per year pursuant to the Olin Agreement, the Company will be required to purchase additional elemental sulfur for delivery to Olin thereafter. Based on historical prices for elemental sulfur, it is anticipated that the cost of elemental sulfur purchased in the open market will be approximately 12%-25% of the consideration the Company is to receive from Olin under the Olin Agreement. Such an expenditure, if required for any significant period of time after April 1998, could have a material adverse impact on the cash flows that the Company intends to use to service the Bonds.

     Furthermore, the market for Allowances is not well-developed, having developed since the implementation in 1990 of the amendments to the Clean Air Act, and there can be no certainty that the market price for Allowances will remain at current levels. In such event, the funds that the Company currently expects to receive from the sale of earned Allowances will not be available to service the Bonds.

     Revenues from the NOXSO Commercial Demonstration Facility and the Olin Facility are required to be held in trust to secure repayment of the Bonds until they are paid in full in the year 2011. Accordingly, those revenues will not be available to the Company to pay its ordinary operating expenses and to provide for cash flow needs, other than those specifically related to the Alcoa Project or the Olin Facility. As a result, the Company will have to find other sources of funds to provide for its ordinary operating and cash flow needs.
Consequently, even if the NOXSO Commercial Demonstration Facility operates sufficiently well to enable the Company to service the Bonds, if it fails to meet the expectations of the Company's prospective customers or to operate effectively and economically as compared to competing technologies, the Company may not be able to establish the NOXSO Process as a viable competitor in the marketplace and thus may not be able to generate revenues to meet its other needs.

     Further, the inability of the Company to fund and timely complete the Alcoa Project could result in the loss of revenues from utilities which retrofit prior to the year 2000 in order to comply with requirements of the 1990 amendments to the Clean Air Act. In such event, the Company customer base could be limited principally to those power stations having the ability to postpone compliance beyond the year 2000 by accumulating or purchasing Allowances.

Results of Operations

     Inception to September 30, 1996

     To date, the Company has not derived any revenues from operations. All revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $8.5 million through September 30, 1996. As a result of the significant expenses incurred from inception through September 30, 1996 in connection with the acquisition, development and testing of the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $12.0 million at September 30, 1996. Since inception through September 30, 1996, the Company's total costs and expenses were $20.5 million, including $7.7 million relating to salaries and benefits.

     Three Months Ended September 30, 1996 Compared to the Three
     Months Ended September 30, 1995

     Total funding, interest income and reimbursement of project costs for the three months ended September 30, 1996 and 1995, respectively, were $206,524 and $18,957 while total costs and expenses for the same periods were $346,424 and $95,172, respectively. The increase in revenues for the three month period ended September 30, 1996 compared to September 30, 1995 is due to an increase in grants received compared to the same period last year and the inclusion of revenues from PROJEX, which began operations in November 1995. The increase in costs and expenses for the three months ended September 30, 1996 compared to September 30, 1995 is due to the Company capitalizing proportionately less costs related to the NOXSO Commercial Demonstration Facility and the Olin Facility compared to the same period a year ago.

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

                           PART II - OTHER INFORMATION


Item 3.   Legal Proceedings.

     In late August 1996 a Complaint was filed against the Company in the District Court of Jefferson County, Texas, by Calabrian Corporation ("Calabrian") relating to a Purchase Agreement dated October 16, 1995 between the Company and Calabrian (the "Purchase Agreement") and a related License Agreement, dated effective as of September 1, 1995, between the Company and Calabrian. Under the agreements, Calabrian agreed to supply to the Company for a fixed price a portion of the Olin Facility to be constructed by the Company for Olin Corporation. The Olin Facility will convert elemental sulfur into liquid sulfur dioxide for use by Olin under the Olin Agreement. The complaint alleges that the Company took over direction and supervision of Calabrian's subcontract relating to the construction of components of the Olin Facility, disrupting Calabrian's plans with respect to the facility and constituting an unlawful interference with Calabrian's contractual relationships with its subcontractors, and that the Company defaulted in certain payment obligations to Calabrian under the Purchase Agreement. The complaint requests damages in the amount of $665,000, representing the balance of the fee allegedly owed to Calabrian under the Purchase Agreement, unspecified damages caused Calabrian as a result of the alleged interference with contract, any additional damages caused Calabrian by the Company's conduct and an order prohibiting the Company from disclosing to any third party, other than Olin, any confidential and proprietary information of Calabrian. The Company has removed the action to the United States District Court for the Eastern District of Texas, Beaumont Division.

     In October 1996, Calabrian amended its Complaint to withdraw its request for a temporary and permanent injunction enjoining the Company from using Calabrian's technology.

     The Company's Counsel has advised that it believes the causes of action in Calabrian's complaint are without merit. The Company has filed an answer and counterclaim denying the substantive allegations of the complaint and requesting
(i) actual damages caused the Company by Calabrian's abandonment and resulting breach of its contracts with the Company without cause or justification and for tortious interference with its contract with Olin, (ii) exemplary damages as a result of its tortious interference with the Olin contract, (iii) the Company's legal fees and costs, and (iv) any and all other damages caused the Company by Calabrian's filing of an action against the Company that is without merit.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.1 Financial Data Schedule.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                                    NOXSO CORPORATION
                                                  ----------------------
                                                        Registrant


Dated:  November 13, 1996                               L. G. NEAL
                                                  ----------------------
                                                        President


                                                     JOHN L. HASLBECK
                                                  ----------------------
                                                      Vice President