Form 10-Q
period 1996-12-31
NOXSO CORP
filed 1997-02-19
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-17454

                                NOXSO CORPORATION
             (Exact name of registrant as specified in its charter)

       Virginia                                              54-1118334
State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization                           Identification No.

     2414 Lytle Road                                            15102
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

                                 Yes X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at January 31, 1997
Common stock, $.01 par value                          10,286,944

                                NOXSO CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I  FINANCIAL INFORMATION ...........................................


  Item 1.  Consolidated Financial Statements ............................

           Consolidated Balance Sheets as of December 31, 1996 and
              June 30, 1996 .............................................

           Consolidated  Statements  of  Operations  for  the  Cumulative
               Period from Inception (August 28, 1979) to December 31, 1996 and for the three and six months ended December 31, 1996 and 1995 ..............

           Consolidated Statements of Changes in Stockholders' Equity for
               the Cumulative  Period from Inception (August 28, 1979) to
               December 31, 1996 ........................................

           Consolidated  Statements  of Cash  Flows  for  the  Cumulative
               Period from Inception (August 28, 1979) to December 31, 1996 and for the six months ended December 31, 1996 and
               1995 .....................................................

           Notes to Consolidated Financial Statements ...................

  Item 2.Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...........

PART II OTHER INFORMATION ...............................................

  Item 1.  Legal Proceedings ............................................

  Item 2.  Changes in Securities ........................................

  Item 3.  Defaults Upon Senior Securities ..............................

  Item 6.  Exhibits and Reports on Form 8-K .............................

SIGNATURES ..............................................................

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


                                NOXSO Corporation

                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                       December 31,           June 30, 1996
                                ASSETS                                    1996
                                                                     --------------          --------------
CURRENT ASSETS:
  Cash and equivalents                                                 $    528,213            $    464,723
  Bank certificate of deposit                                             1,000,000               1,000,000
  Accounts receivable                                                       343,394               2,163,420
  Prepaid expenses and other current assets                                  35,306                  38,136
                                                                     --------------          --------------
        Total Current Assets                                              1,906,913               3,666,279
                                                                     --------------          --------------
PROPERTY AND EQUIPMENT:
  Equipment                                                                 341,936                 341,936
  Furniture and Fixtures                                                    153,134                 111,661
  Leasehold improvements                                                     16,646                  16,646
  Construction in progress                                               10,521,530               7,469,545
                                                                     --------------          --------------
                                                                         11,033,246               7,939,788
  Less: Accumulated depreciation                                           (433,760)               (412,151)
                                                                     --------------          --------------
                                                                         10,599,486               7,527,637
                                                                     --------------          --------------
  Other assets                                                                1,024                   1,172
  Deposits                                                                    4,308                   4,308
                                                                     --------------          --------------
         Total Assets                                                  $ 12,511,731            $ 11,199,396
                                                                     ==============          ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                        $  3,124,000            $  2,874,000
  Accounts payable                                                        7,672,331               3,424,692
  Accrued compensation                                                       47,285                  98,975
  Advanced billings                                                               0               1,379,549
  Deferred income taxes                                                     115,268                       0
  Other current liabilities                                                 429,951                 290,945
                                                                     --------------          --------------
         Total Current Liabilities                                       11,388,835               8,068,161
                                                                     --------------          --------------
OTHER LIABILITIES:
  Minority interest in consolidated subsidiary                               52,976                  26,781
                                                                     --------------          --------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: Authorized,
      20,000,000 shares.  Issued 10,059,596 shares and
      9,652,096 shares, respectively                                        100,598                  96,523
   Paid in capital                                                       15,538,066              14,914,953
   Deficit accumulated during the development stage                     (14,543,744)            (11,882,022)
                                                                     --------------          --------------
                                                                          1,094,920               3,129,454
  Less: Cost of 2,985 shares of common stock held in treasury               (25,000)                (25,000)
                                                                     --------------          --------------
         Total Stockholders' Equity                                       1,069,920               3,104,454
                                                                     --------------          --------------
         Total Liabilities and Stockholders' Equity                    $ 12,511,731            $ 11,199,396
                                                                     ==============          ==============



See accompanying notes to financial statements.

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS
                             -----------------------

                                                       Date of Inception,         Six Months                  Three Months
                                                        August 28, 1979,       Ended December 31,          Ended December 31,
                                                       to Dec. 31, 1996
                                                                            1996            1995           1996            1995
                                                        ------------    ------------    ------------    ------------    ------------
                                                       (Not covered by
                                                       auditor's report)


COSTS AND EXPENSES:
  Purchase of NOXSO Process                            $    260,625    $       --      $       --      $       --      $       --
  Contract development-concept testing                    1,169,759            --              --              --              --
  Contract development-demonstration testing              1,727,715            --              --              --              --
  Designing, drafting and consulting                      1,114,781           7,490           4,353           5,375            --
  Supplies, instruments and equipment                     1,972,299          18,255           8,438          10,499           5,249
  Depreciation and amortization                             554,409          21,476          13,513           8,518           7,693
  Other research and development                            386,309            --              --              --              --
  Salaries and benefits                                   7,809,458         194,540          60,132         101,891          34,678
  Professional fees                                       1,687,075         105,281          16,095          90,459           1,841
  Rent                                                      568,592          49,009          14,155          24,872           5,617
  Income tax expense                                        115,268          82,087            --            35,222            --
  Other general administrative                            3,927,087         631,282          49,877         486,160          16,313
  ALCOA Project Expense                                   1,932,482       1,932,482            --         1,932,482            --
                                                       ------------    ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES                                 23,225,859       3,041,902         166,563       2,695,478          71,391
                                                       ------------    ------------    ------------    ------------    ------------

LESS FUNDING AND OTHER:

  Funding of research agreement                           1,200,000            --              --              --              --
  Reimbursement of project costs                          4,989,524          89,552            --            18,437            --
  Government grant                                        1,128,020            --              --              --              --
  Interest income                                         1,069,137          30,815          39,247          11,922          20,290
  Other                                                     348,975         285,708            --           169,192            --
                                                         ----------       ---------         -------       ---------          ------
TOTAL FUNDING AND OTHER                                   8,735,656         406,075          39,247         199,551          20,290
                                                         ----------       ---------         -------       ---------          ------
  Minority interest in net income of
      consolidated subsidiary                                52,376          25,895            --            23,132            --
NET LOSS                                               $(14,542,579)   $ (2,661,722)   $   (127,316)   $ (2,519,059)   $    (51,101)
                                                       ============    ============    ============    ============    ============
LOSS PER COMMON SHARE                                                  $       (.27)   $      (0.01)   $      (0.26)         (0.01)
AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                             9,868,310       9,203,000       9,722,019       9,275,000
                                                                          =========       =========       =========       =========

See accompanying notes to financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
     FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO DECEMBER 31, 1996
     -----------------------------------------------------------------------

                                                                  Stockholders' Equity
                                          --------------------------------------------------------------------

                                                Consideration                  Common Stock
                                            ----------------------         -------------------
                                            Per                            Shares         Par          Paid-in
                                           Share          Total            Issued        Value         Capital
                                          ------       -----------         -------       -----        --------
AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991
(not covered by auditor's report):
  1979 - Issuance of Common Stock         $     .005  $      600  (1)        120,000    $  1,200    $      (600)
  1980 - Issuance of Common Stock               .563     956,250  (2)      1,700,000      17,000        791,382
  1980 - Issuance of Warrants                     -          850  (3)           -           -               850
  1983 - Issuance of Common Stock              .2813      28,125  (4)        100,000       1,000         27,125
  1986 - Issuance of Common Stock               .125     155,000  (1)      1,240,000      12,400        142,600
  1986 - Issuance of Common Stock               .125      32,500  (5)        260,000       2,600         29,900
  1987 - Issuance of Common Stock                .50     134,000  (1)        268,000       2,680        131,320
  1987 - Issuance of Common Stock                .50      42,900  (5)         85,800         858         42,042
  1988 - Issuance of Stock Option                        250,000  (6)           -           -           250,000
  1989 - Issuance of Common Stock               .675      27,000  (7)         40,000         400         26,600
  1989 - Issuance of Common Stock                .50     147,500  (8)        295,000       2,950        144,550
  1989 - Issuance of Common Stock               2.50   4,000,000  (2)      1,600,000      16,000      3,174,721
  1989 - Issuance of Warrants                                 80  (3)           -           -                80
  1991 - Issuance of Common Stock              1.129     569,464  (9)        504,620       5,046        564,418
  1991 - Issuance of Common Stock               .675      27,000  (7)         40,000         400         26,600
  1991 - Issuance of Common Stock               .675      27,000  (9)         40,000         400         26,600
  Net loss                                                                      -            -              -
                                                                          ----------  -----------   -----------
BALANCE, JUNE 30, 1991                                                     6,293,420  $   62,934    $ 5,378,188

                                               Deficit Accumu-                  Notes
                                                lated During                  Receivable
                                                 Development   Treasury     for Purchase of
                                                  Stage         Stock        Common Stock          Total
                                              ------------  ------------     --------------     ------------
AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991
(not covered by auditor's report):

  1979 - Issuance of Common Stock              $        -     $       -      $         -        $       600
  1980 - Issuance of Common Stock                       -             -                -            808,382
  1980 - Issuance of Warrants                           -             -                -                850
  1983 - Issuance of Common Stock                       -             -                -             28,125
  1986 - Issuance of Common Stock                       -             -                -            155,000
  1986 - Issuance of Common Stock                       -             -                -             32,500
  1987 - Issuance of Common Stock                       -             -                -            134,000
  1987 - Issuance of Common Stock                       -             -                -             42,900
  1988 - Issuance of Stock Option                       -             -                -            250,000
  1989 - Issuance of Common Stock                       -             -            (27,000)            -
  1989 - Issuance of Common Stock                       -             -            (30,000)         117,500
  1989 - Issuance of Common Stock                       -             -                -          3,190,721
  1989 - Issuance of Warrants                           -             -                -                 80
  1991 - Issuance of Common Stock                       -             -                -            569,464
  1991 - Issuance of Common Stock                       -             -            (27,000)            -
  1991 - Issuance of Common Stock                       -             -               -              27,000
  Net loss                                     (3,278,694)            -               -          (3,278,694)
                                             ------------  ------------     --------------     ------------
BALANCE, JUNE 30, 1991                       $ (3,278,694) $         -      $     (84,000)     $ 2,078,428

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
               FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION,
                        TO DECEMBER 31, 1996 (continued)
                        -------------------------------

                                                                           Stockholders' Equity
                                           -------------------------------------------------------------------------------------

                                                Consideration                   Common Stock                       Deficit Accumu-
                                           --------------------------      ------------------------                 lated During
                                              Per                          Shares        Par         Paid-in       Development
                                             Share      Total              Issued       Value        Capital          Stage
                                          ----------  ----------           -------    ----------   -----------     ------------
YEAR ENDED JUNE 30, 1992:
(not covered in auditor's report)
  Issuance of Common Stock                $    1.129  $  683,356  (9)        605,544  $    6,056   $    677,300  $           -
  Issuance of Common Stock                      7.50   2,000,000  (1)        266,666       2,666      1,997,334              -
  Issuance of Common Stock                      2.75       5,500  (9)          2,000          20          5,480              -
  Issuance of Common Stock                      2.00      69,124 (10)         34,562         346         68,778              -
  Issuance of Common Stock                                       (11)        116,500       1,165           -              (1,165)
  Satisfaction of notes receivable                                              -           -              -                 -
  Net loss                                                                      -           -              -          (2,223,382)
                                                                           ---------  ----------   ------------     ------------
BALANCE, JUNE 30, 1992                                                     7,318,692      73,187      8,127,080       (5,503,241)

YEAR ENDED JUNE 30, 1993:
(not covered in auditor's report)
  Issuance of Common Stock                     1.129     683,356  (9)        605,544       6,056        677,300              -
  Issuance of Common Stock                      2.04      26,260  (9)         12,866         129         26,131              -
  Issuance of Common Stock                       .50                          50,000         500         24,500              -
  Acquisition of Common Stock for treasury                                      -           -               -                -
  Satisfaction of notes receivable                                              -           -               -                -
  Issuance of Common Stock                      5.00   2,594,115 (16)        571,250       5,712      2,588,403              -
  Net loss                                                                      -            -              -         (2,292,197)
BALANCE, JUNE 30, 1993                                                     8,558,352      85,584     11,443,414       (7,795,438)
                                                                           ---------  ----------   ------------     ------------
YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                     1.129     113,888  (9)        100,920       1,009        112,879              -
  Issuance of Common Stock                      2.00      23,624 (13)         11,812         118         23,506              -
  Net loss                                                                      -            -              -         (1,931,657)
                                                                            ---------  ----------   ------------     ------------
 BALANCE, JUNE 30, 1994                                                     8,671,084   $ 86,711    $11,579,799     $ (9,727,095)


                                                                  Notes
                                                                 Receivable
                                                Treasury       for Purchase of
                                                 Stock          Common Stock          Total
                                              ------------     --------------     ------------
YEAR ENDED JUNE 30, 1992:
(not covered in auditor's report)
  Issuance of Common Stock                      -              $ -            $     683,356
  Issuance of Common Stock                      -                -                2,000,000
  Issuance of Common Stock                      -                -                    5,500
  Issuance of Common Stock                      -                -                   69,124
  Issuance of Common Stock                      -                -                      -
  Satisfaction of notes receivable              -              57,000(12)            57,000
  Net loss                                      -               -                (2,223,382)
                                              ------------     -----------     ------------
BALANCE, JUNE 30, 1992                          -             (27,000)            2,670,026

YEAR ENDED JUNE 30, 1993:
(not covered in auditor's report)
  Issuance of Common Stock                      -                 -                 683,356
  Issuance of Common Stock                      -                 -                  26,260
  Issuance of Common Stock                      -             (25,000)                  -
  Acquisition of Common Stock for treasury    25,000 (15)      25,000 (15)              -
  Satisfaction of notes receivable              -              27,000 (14)          27,000
  Issuance of Common Stock                      -                 -               2,594,115
  Net loss                                      -                 -              (2,292,197)
                                              ------------     -----------     ------------

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                      -                 -                 113,888
  Issuance of Common Stock                      -                 -                  23,624
  Net loss                                      -                 -              (1,931,657)
                                              ------------     -----------     ------------
BALANCE, JUNE 30, 1994                      (25,000)         $    -            $  1,914,415


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

               NOXSO CORPORATION (A Development Stage Enterprise)

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
               FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION,
                        TO DECEMBER 31, 1996 (continued)
                        --------------------------------

                                                     Stockholders' Equity
                             ---------------------------------------------------------------------

                                         Consideration                 Common Stock
                                 --------------------------        ------------------------
                              Per                           Shares        Par          Paid-in
                             Share       Total              Issued       Value         Capital
                            ----------  -----------      ------------- -----------  --------------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock      2.00      47,252 (10)         23,626         236           47,016
  Issuance of Common Stock      2.75      11,000  (9)          4,000          40           10,960
  Issuance of Common Stock      3.85     497,500 (16)        150,000       1,500          496,000
  Issuance of Common Stock      3.56     800,795 (16)        250,000       2,500          798,295
  Issuance of Common Stock      3.25         325 (17)            100           1              324
  Net loss                                                      -            -                -
                                                          ------------- -----------  -------------
BALANCE, JUNE 30, 1995                                      9,098,810  $   90,988    $ 12,932,394
                                                          ------------- -----------  -------------
YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock      3.25     81,250   (9)         25,000         250           81,000
  Issuance of Common Stock      1.91     19,063   (9)         10,000         100           18,963
  Issuance of Common Stock     3.625      5,438   (9)          1,500          15            5,423
  Issuance of Common Stock     3.625      1,813   (9)            500           5            1,808
  Issuance of Common Stock      4.55    409,725  (16)        100,000       1,000          408,725
  Issuance of Common Stock      4.54    408,375  (16)        100,000       1,000          407,375
  Issuance of Common Stock      4.56     45,626   (9)         10,000         100           45,526
  Issuance of Common Stock     3.625      9,063   (9)          2,500          25            9,038
  Issuance of Common Stock     3.625      2,719   (9)            750           8            2,711
  Issuance of Common Stock     3.625      1,812   (9)            500           5            1,807
  Issuance of Common Stock      3.21    503,209  (16)        156,763       1,569          501,640
  Issuance of Common Stock     3.425    500,003  (16)        145,773       1,458          498,543
  Net loss                                                      -            -              -
                                                          ------------- -----------  -------------
BALANCE, JUNE 30, 1996                                     9,652,096   $  96,523    $  14,914,953
                                                          ------------- -----------  -------------
SIX MONTHS ENDED
  DECEMBER 31, 1996:
  Issuance of Common Stock      3.63     27,188   (9)           7500          75           27,113
  Issuance of Common Stock      1.50      99,000 (16)         66,000         660           98,340
  Issuance of Common Stock      1.50     351,000 (16)        234,000       2,340          348,660
  Issuance of Common Stock      1.50     150,000 (16)        100,000       1,000          149,000
  Net Loss                                                      -            -              -
                                                          ------------- -----------  -------------
BALANCE, DECEMBER 31, 1996                                10,059,596   $ 100,598    $  15,538,066
                                                          ------------- -----------  -------------


                                         Stockholders' Equity
                             --------------------------------------------

                               Deficit Accumu-                   Notes
                                lated During                  Receivable
                                Development     Treasury     for Purchase of
                                  Stage           Stock       Common Stock       Total
                             --------------  -------------  --------------      -----------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock              -             -               -              47,252
  Issuance of Common Stock              -             -               -              11,000
  Issuance of Common Stock              -             -               -             497,500
  Issuance of Common Stock              -             -               -             800,795
  Issuance of Common Stock              -             -               -                 325
  Net loss                       (1,760,658)          -               -          (1,760,658)
                              --------------  ------------  --------------      ------------
BALANCE, JUNE 30, 1995        $ (11,487,753)  $   (25,000)  $         -        $  1,510,629
                              --------------  ------------  --------------      ------------
YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock              -             -               -              81,250
  Issuance of Common Stock              -             -               -              19,063
  Issuance of Common Stock              -             -               -               5,438
  Issuance of Common Stock              -             -               -               1,813
  Issuance of Common Stock              -             -               -             409,725
  Issuance of Common Stock              -             -               -             408,375
  Issuance of Common Stock              -             -               -              45,626
  Issuance of Common Stock              -             -               -               9,063
  Issuance of Common Stock              -             -               -               2,719
  Issuance of Common Stock              -             -               -               1,812
  Issuance of Common Stock              -             -               -             503,209
  Issuance of Common Stock              -             -               -             500,001
  Net loss                         (394,269)          -               -            (394,269)
                              --------------  ------------  --------------      ------------
BALANCE, JUNE 30, 1996        $ (11,882,022)  $   (25,000)  $         -        $  3,104,454
                               --------------  ------------  --------------     ------------
SIX MONTHS ENDED
  DECEMBER 31, 1996:
  Issuance of Common Stock              -             -               -               27,188
  Issuance of Common Stock              -             -               -               99,000
  Issuance of Common Stock              -             -               -              351,000
  Issuance of Common Stock              -             -               -              150,000
  Net Loss                       (2,661,722)          -               -           (2,661,722)
                              --------------  ------------  --------------      ------------
BALANCE, DECEMBER 31, 1996    $ (14,543,744)  $   (25,000)  $         -         $  1,069,920
                               --------------  ------------  --------------     ------------


(9)   Stock issued in connection with exercise of common stock option agreements.
(10)  Stock  issued  in  connection   with  exercise  of  common  stock
      warrant agreements.
(16)  Stock issued in connection with private placement.
(17)  Stock issued as contribution.

See accompanying notes to consolidated financial statements.

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                           Date of Inception,         Six Months
                                                            August 28, 1979,       Ended December 31,
                                                            to Dec. 31, 1996       ------------------
                                                            ----------------
                                                              (Unaudited)         1996            1995
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(14,542,579)   $ (2,661,722)   $   (127,316)
   Adjustments  to  reconcile  net  loss  to
     net  cash  flows  from operating
     activities:
       Depreciation and amortization                             549,123          21,609          13,513
       Minority interest                                          52,976          26,195            --
       Loss on disposal of property and equipment                  5,752            --              --
       Issuance of common stock for compensation and
          other                                                   75,725            --              --
       Issuance of common stock for purchase of
          NOXSO Process                                           28,125            --              --
       Compensation in satisfaction of notes receivable           57,000            --              --
       Changes in operating assets and liabilities:
          Accounts receivable                                   (343,394)      1,820,026        (777,603)
          Prepaid expenses and other assets                      (31,555)          2,978           1,178
          Deposits                                                (4,308)           --              --
          Accounts payable                                     7,672,331       4,247,639         239,958
          Accrued compensation                                    47,285         (51,690)         (9,712)
          Advanced billings                                         --        (1,379,549)        733,714
          Other current liabilities                              545,220         254,274         (25,432)
                                                            ------------    ------------    ------------

            Net cash flows from operating activities        $ (5,888,300)   $  2,279,760        $48,3000
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and deposits for property and equipment    (11,158,753)     (3,093,458)     (2,510,513)
   Bank certificate of deposit                                (1,000,000)           --              --
   Proceeds from the sale of property and equipment                4,546            --              --
                                                            ------------    ------------    ------------

            Net cash flows from investing activities        $(12,154,207)   $ (3,093,458)   $ (2,510,513)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement offering                6,313,720         600,000         818,100
   Proceeds from line of credit                                3,025,000            --         1,505,000
   Payments of line of credit                                 (2,025,000)           --          (770,000)
   Proceeds from commercial loan                                 250,000         250,000            --
   Proceeds from issuance of common stock                      7,760,647            --              --
   Proceeds from sales of common stock
     options and warrants                                      1,350,283          27,188         164,972
   Proceeds from satisfaction of notes receivable                 27,000            --              --
   Proceeds from ACOA and Olin loans                           2,874,000            --         1,004,000
    Payment of ACOA loan                                      (1,000,000)           --              --
   Net loans to stockholders and officers                         (4,930)           --              --
                                                                                            ------------

            Net cash flows from financing activities        $ 18,570,720    $    877,188    $  2,722,072
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE), CASH AND
   EQUIVALENTS                                              $    528,213          63,490         259,859
CASH AND EQUIVALENTS, BEGINNING OF
   PERIOD                                                           --           464,723         461,360
                                                            ------------    ------------    ------------

CASH AND EQUIVALENTS, END OF PERIOD                         $    528,213    $    528,213    $    721,219
                                                            ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                            $    358,092    $    150,803    $     41,444
                                                            ============    ============    ============

NONCASH FINANCING ACTIVITIES:

   Issuance of common stock for notes receivable            $     84,000    $       --      $       --
                                                            ============    ============    ============

   Acquisition of common stock into treasury to satisfy
     notes receivable                                       $    (25,000)   $       --      $       --
                                                            ============    ============    ============

   Issuance of common stock in exchange for warrant         $      1,165    $       --      $       --

   Compensation in satisfaction of notes receivable         $     57,000    $       --      $       --


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


Note 2 - Full Scale Commercial Demonstration:

         In August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction, and operation of the first commercial-size demonstration of the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana. Although the project definition and design phases of the Alcoa Project were completed by the Company and the construction phase had been commenced, the Company was unable to raise sufficient financing by January 31, 1997, the amended designated date under the Alcoa Project Agreement, to fund completion of the project. Alcoa refused to further extend the designated date beyond January 31, 1997 and terminated the Alcoa

Project Agreement. The Company is currently seeking an alternate site to construct a commercial demonstration facility. The United States Department of Energy (the "DOE") agreed to fund one-half of the costs of the Alcoa Project and the related project at a facility owned by Olin Corporation that is described below, up to $41.1 million, and the Company is currently seeking from DOE approval to utilize that funding at an alternate site, if one can be located. Even if the Company is able to retain the DOE funding, it will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company is currently seeking funding for its immediate needs through private placements of convertible securities. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional financing.

Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and accordingly has continued to evaluate whether an impairment to the Alcoa Project; i.e., construction in progress, has occurred. Due to the termination of the Alcoa Project Agreement and that no further contracts have been entered into with respect to the costs capitalized to date, the Company believes that the carrying amount of this asset will not be recoverable, and has therefore recognized an impairment loss in accordance with SFAS No. 121 in the amount of $1,932,482.


Note 3 - Olin Facility and Loan:

In April 1995, the Company entered into a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement") with Olin Corporation ("Olin") to construct a facility (the "Tennessee Facility") in Charleston, Tennessee to convert elemental sulfur into liquid sulfur dioxide. Under the Olin Agreement, as amended, provided that the Tennessee Facility produces liquid sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required for a 10-year period after the Tennessee Facility is operational, to pay the Company approximately $3.2 million annually (subject to escalation under certain circumstances), and the Company is to deliver to Olin 16,000 short tons per year of elemental sulfur. Unless and until a commercial facility using the NOXSO Process and capable of producing the required amount of elemental sulfur becomes operational, the Company would have to pay the costs of purchasing elemental sulfur from suppliers. The Company believes the Tennessee Facility was substantially completed in January 1997, and the Company and Olin had commenced testing in order to cause it to become fully operational.

Under the terms of the Olin Agreement, the Company's failure to complete the Olin Facility by September 1, 1996 entitled Olin to require that the Company pay to Olin the amount by which (i) the costs Olin incurs to purchase up to 2,667 short tons of sulfur dioxide per month until the Olin Project is operational exceeds (ii) the cost of such amount of sulfur dioxide at a price of $130 per short ton. The Company has accrued the approximate $95,000 owed to Olin as of December 31, 1996 with respect to sulfur dioxide purchases by Olin.

In April, 1996 the Company obtained from Olin Corporation a loan in the amount of $1,874,000 (the "Olin Note") that bears interest at the rate of 10% per annum. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make on the Tennessee Facility when it becomes fully operational.


Note 4 - Financing

In order to provide for construction of the Olin facility, the Company obtained a loan from Olin in the amount of $1,874,000 as discussed in Note 3. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,700,000 balance owed for the air separation plant until no later than September 30, 1996. In connection with said agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full. At December 31, 1996, the Company has accrued the approximate $188,000 owed to Praxair with respect to these late charges.

On September 23, 1996, the Company obtained a short term commercial loan in the amount of $250,000 at a rate of 9.75%. This loan matured on October 30, 1996. The lender orally agreed to extend the terms of this loan to January 31, 1997. This loan is currently in default.

Additionally, the Company's $1,000,000 committed line of credit expired on October 15, 1996. The Company is currently in default with respect to this line of credit.


Note 5 - Formation of Construction Management Company:

During November 1995, the Company formed a new subsidiary called Projex, Inc. The Company holds 70% of the stock in Projex while two managing principals of Projex hold the remaining 30% of such stock. Projex was capitalized with contributions of $1,000. Projex was formed to perform construction management services. The first contract obtained by Projex is a $2,500,000 contract to perform the construction management on the NOXSO full-scale demonstration facility. Because of the

Company's majority ownership of Projex, Projex's financial statements are consolidated herein. There is no related party relationship between the minority shareholders and the Company, its employees or Directors.

Due to the termination of the Alcoa Project Agreement, the Company is offering construction management services to companies, other than Noxso, through Projex.


Note 6 - Contingencies:

In late August 1996 a Complaint was filed against the Company in the District Court of Jefferson County, Texas, by Calabrian Corporation ("Calabrian") relating to a Purchase Agreement dated October 16, 1995 between the Company and Calabrian and a related License Agreement, dated effective as of September 1, 1995, between the Company and Calabrian. The complaint alleges that the Company took over direction and supervision of Calabrian's subcontract relating to the construction of components of the Olin Facility, disrupting Calabrian's plans with respect to the facility and constituting an unlawful interference with Calabrian's contractual relationships with its subcontractors, and that the Company defaulted in certain payment obligations to Calabrian under the Purchase Agreement. The complaint requests damages in the amount of $665,000, representing the balance of the fee allegedly owed to Calabrian under the Purchase Agreement, unspecified damages caused Calabrian as a result of the alleged interference with contract, any additional damages caused Calabrian by the Company's conduct, and an order prohibiting the Company from disclosing to any third party, other than Olin, and confidential and proprietary information of Calabrian. The Company has removed the action to the United States District Court for the Eastern District of Texas, Beaumont Division.

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

On January 30, 1997, the Company received notice from Olin purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company has defaulted on the Olin Note issued in connection with a loan by Olin to the Company as partial funding for construction of the Tennessee Facility (see Note 3).

On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the Company's title to the Tennessee Facility, (iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility or (v) taking any action to foreclose against the Tennessee Facility. The Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company seeks damages in excess of $32 million, which is the aggregate purchase price payable by Olin over the ten-year term of the Olin Agreement. In its action, the Company contends, among other things, that it has committed no material breach of the Olin Agreement and that the Company has substantially completed construction of the Tennessee Facility two months prior to the contractually agreed deadline. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make on the Tennessee Facility when it becomes fully operational.

On February 6, 1997, Olin and FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., two of the Company's suppliers, filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company has until February 26, 1997 to respond to the petition and is currently considering its response.

The Company is also engaged in utilizing its engineering expertise to develop other technologies, processes, substances and facilities that can be used to assist in complying with environmental laws, although all such efforts are at this time developmental in nature. The Company also from time to time performs research and development for others on a project basis. The Company has also licensed the NOXSO Process for distribution in Europe and Asia under a License Agreement with FLS miljo a/s, a Danish corporation engaged in the construction and design of utility power plants ("FLS"). In addition, the Company is offering construction management services to others through its 70%-owned subsidiary, Projex.


If the Company loses its DOE funding and/or is unable to find the necessary additional financing, the Company does not expect to be able to complete a full-scale commercial demonstration of the NOXSO Process even if an alternate site is found. Inability to complete a commercial demonstration facility would require that greater emphasis be placed upon the test results of the Company's pilot plant conducted at Toronto, Ohio and on a demonstration currently being conducted by FLS in Denmark. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will make it much more difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if financing for such a facility, both from the DOE and other sources, is not secured. Further, the termination of the Alcoa Project Agreement and the consequent delay in completing a commercial demonstration facility even if an alternate site is found and financing is obtained may result in the loss of revenues from utilities which retrofit prior to the year 2000 in order to comply with requirements of the 1990 amendments to the Clean Air Act. In such event, the Company customer base would be limited principally to those power stations having the ability to postpone compliance beyond the year 2000. Additionally, although the Company believes that Olin had no right to terminate the Olin Agreement, to take title to the Tennessee Facility or to foreclose on the Tennessee Facility as a result of the alleged default on the Olin Note, Olin's notice of termination and the ensuing litigation make it unlikely that the Company will, at least in the near term, receive payments from Olin under the Olin Agreement.

The above matters raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern, the Company's ability to recover its construction in progress in the accompanying consolidated balance sheet is uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

     NOXSO Corporation (the "Company") is a development stage company principally engaged in developing, testing, and marketing of a process (the "NOXSO Process") to remove a high percentage of the pollutants which cause "acid rain" from flue gas generated by burning fossil fuel. In August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction, and operation of the first commercial-size demonstration of the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana. Although the project definition and design phases of the Alcoa Project were completed by the Company and the construction phase had been commenced, the Company was unable to raise sufficient financing by January 31, 1997, the designated date under the Alcoa Project Agreement, to fund completion of the project. Alcoa refused to extend the designated date beyond January 31, 1997 and terminated the Alcoa Project Agreement. The Company is currently seeking an alternate site to construct a commercial demonstration facility. The United States Department of Energy (the "DOE") agreed to fund one-half of the costs of the Alcoa Project and the related project at a facility owned by Olin Corporation that is described below, up to $41.1 million, and the Company is currently seeking from DOE approval to utilize that funding at an alternate site, if one can be located.

     In April 1995, the Company entered into a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement") with Olin Corporation ("Olin") to construct a facility (the "Tennessee Facility") in Charleston, Tennessee to convert elemental sulfur into liquid sulfur dioxide. Under the Olin Agreement, as amended, provided that the Tennessee Facility produces liquid sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required for a 10-year period after the Tennessee Facility is operational, to pay the Company $3.2 million annually (subject to escalation under certain circumstances), and the Company is to deliver to Olin 16,000 short tons per year of elemental sulfur. Unless and until a commercial facility using the NOXSO Process and capable of producing the required amount of elemental sulfur becomes operational, the Company would have to pay the costs of purchasing elemental sulfur from suppliers.

     The Tennessee Facility was substantially completed in January 1997, and the Company and Olin had commenced startup of the Tennessee Facility in order to cause it to become fully operational. The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on a $1.8 million note (the "Olin Note") issued in connection with a loan by Olin to the Company as partial funding for construction of the Tennessee Facility. The Olin Note has borne interest of 10% per annum since April 12, 1996.

     On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the Company's title to the Tennessee Facility,
(iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility or (v) taking any action to foreclose against the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company has sought damages in excess of $32 million, which is the aggregate purchase price payable by Olin over the ten-year term of the Olin Agreement. In its action, the Company contends, among other things, that it has committed no material breach of the Olin Agreement and that the Company has substantially completed construction of the Tennessee Facility. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make on the Tennessee Facility when it becomes fully operational.

     On February 6, 1997, Olin and FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., two of the Company's suppliers, filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company has until February 26, 1997 to respond to the petition and is currently considering its response.

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

Liquidity and Capital Resources

     The Company is a development stage company engaged in developing and testing the NOXSO Process. Since inception, the Company has dedicated substantially all of its resources to the acquisition, development and testing of the NOXSO Process. Since its inception, the Company's capital resources have been derived from various sources including the sale of the Company's common stock in both public and private offerings, government grants, research contracts and cooperative research activities. The total of capital raised from inception through December 31, 1996 was approximately $18.9 million.

     The Company's resources have been used to conduct a series of test programs which provided the data necessary to bring the NOXSO Process to its present state of development. The first of these programs began in 1982 in Paducah, Kentucky, at the TVA Shawnee Steam Plant. The next phase of development began in 1985, after a move to DOE's Pittsburgh Energy Technology Center, and these tests continued through June of 1989. This development program was followed by operation and testing of a pilot-scale facility at the Ohio Edison power plant located at Toronto, Ohio. This pilot-scale project facility was completed in August of 1993 with over 10,000 hours of testing. In June 1995, the Company began construction of the first commercial size demonstration facility for the NOXSO Process at Alcoa's Warrick Generating Station pursuant to the terms of the Alcoa Project Agreement. Under the terms of the Alcoa Project Agreement, the Company was required to have in hand by a designated date sufficient financial resources to perform its obligations under the Alcoa Project Agreement. The designated date was extended on several occasions, most recently until January 31, 1997. The Company was unable to obtain the financing required to complete the project by the deadline, and Alcoa terminated the Alcoa Project Agreement on February 3, 1997. The Company is currently seeking an alternate site to build a commercial-size demonstration of the NOXSO Process and to obtain approval from the DOE to utilize funding granted by the DOE for the Alcoa project at an alternate site. Even if the Company is able to retain the DOE funding, it will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company is currently seeking funding for its immediate needs through private placements of convertible securities. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional financing.

     If the Company loses its DOE funding and/or is unable to find the necessary additional financing, the Company does not expect to be able to complete a full-scale commercial demonstration of the NOXSO Process even if an alternate site is found. Inability to complete a commercial demonstration facility would require that greater emphasis be placed upon the test results of the Company's pilot plant conducted at Toronto, Ohio and on a demonstration currently being conducted by FLS in Denmark. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will make it much more difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if financing for such a facility, both from the DOE and other sources, is not secured. Further, the termination of the Alcoa Project Agreement and the consequent delay in completing a commercial demonstration facility even if an alternate site is found and financing is obtained would result in the loss of revenues from utilities which retrofit prior to the year 2000 in order to comply with requirements of the 1990 amendments to the Clean Air Act. In such event, the Company customer base would be limited principally to those power stations having the ability to postpone compliance beyond the year 2000.

     Pursuant to the Olin Agreement, the Company has substantially completed construction of a facility at Olin's plant in Charleston, Tennessee, which will convert elemental sulfur into liquid sulfur dioxide. As described above under "Overview and Recent Developments", Olin has purported to terminate the Olin Agreement and to take title to the Tennessee Facility. Olin also has claimed that the Company has defaulted under the Olin Note. The Company has obtained a preliminary injunction which, among other things, prevents Olin from taking such action, and the Company and Olin are currently in the process of litigation with respect to the Olin Agreement. Olin and two other creditors have also filed an involuntary petition in bankruptcy against the Company. The Company had anticipated, since the Tennessee Facility is substantially complete and startup of the Tennessee Facility has been commenced, that the Tennessee Facility would be fully operational by April 1, 1997, the deadline for the occurrence of such event under the Olin Agreement, at which point Olin would be obligated to make annual purchase price payments of $3.2 million for a ten-year period to the Company (subject to escalation under certain circumstances, but net of offsets for amounts due to Olin from the Company). Although the Company believes that Olin had no right to terminate the Olin Agreement, to take title to the Tennessee Facility or to foreclose on the Tennessee Facility as a result of the alleged default on the Olin Note, Olin's notice of termination and the ensuing litigation make it unlikely that the Company will, at least in the near term, receive payments from Olin under the Olin Agreement.

     The Tennessee Facility consists of an air separation plant supplied to the Company by Praxair, Inc. ("Praxair") and a sulfur dioxide conversion facility. In August 1996, Praxair agreed to defer payment of the $2.7 million balance owed to Praxair for the air separation plant. The Company has agreed to pay late charges of .3% a week from the date of each outstanding invoice and to assign to Praxair amounts the Company is entitled to receive under the Olin Agreement until the Company's obligations to Praxair are paid in full. As of December 31, 1996, the Company owed Praxair $2.8 million (including late charges). The Company is also in default under a short term commercial loan in the amount of $250,000 and a line of credit in the amount of $1,000,000.

     Since  payments   under  the  Olin  Agreement  are  the  only   significant
anticipated source of operating revenue for the Company in the near term, failure of the Company to successfully conclude its litigation with Olin in such a manner that Olin meets its obligations to make annual payments on the Tennessee Facility or otherwise pays the Company for the Tennessee Facility will make it difficult for the Company to meet its obligations to suppliers (including Praxair), lenders and others and would raise significant doubt as to the Company's ability to continue as a going concern.

     The decrease in the Company's cash and equivalents at December 31, 1996 was the net result of several transactions. The major cash inflow was proceeds of $600,000 from equity investments in the Company. These funds, together with cash and cash equivalents on hand at September 30, 1996, were used during the second quarter to pay expenses of operating the Company as well as to cover the costs associated with the building of the Tennessee Facility and the commercial size demonstration facility which the Company had been constructing under the Alcoa Project Agreement (the "Alcoa Project") prior to its termination effective January 31, 1997. The Company's current ratio decreased from 0.31:1 at September 30, 1996 to 0.17:1 at December 31, 1996. This decrease is the result of costs of the Tennessee Facility and the Alcoa Project exceeding the funds received by the Company. As of December 31, 1996, the Company had working capital of ($9.5 million) as compared to ($6.6 million) at September 30, 1996. This decrease is the result of the increased activity in the construction of the Tennessee Facility and the Alcoa Project.

     The Company's advance billings decreased to zero, and its accounts receivable also decreased, as a result of notice received from the DOE requiring the Company to bill the DOE for costs reimbursable under the Company's contract with DOE only as such costs are incurred and paid by the Company rather than the Company being permitted to estimate future costs and receive advance payments.

     The reductions in the Company's total stockholder's equity and the increase in its deficit accumulated during the development stage resulted primarily from the writeoff of $1,932,482 in costs relating to the Alcoa Project which can no longer be capitalized as a result of termination of the Alcoa Project Agreement.

Results of Operations

     Inception to December 31, 1996

     To date, the Company has not derived any revenues from operations. All revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $8.7 million through December 31, 1996. As a result of the significant expenses incurred from inception through December 31, 1996 in connection with the acquisition, development and testing of the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $14.5 million at December 31, 1996. Since inception through December 31, 1996, the Company's total costs and expenses were $23.2 million, including $7.8 million relating to salaries and benefits.

     Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

     Total funding, interest income and reimbursement of project costs for the three months ended December 31, 1996 and 1995, respectively, were $199,551 and $20,290 while total costs and expenses for the same periods were $2,695,478 and $71,391, respectively. The increase in revenues for the three month period ended December 31, 1996 compared to December 31, 1995 is due to an increase in grants received compared to the same period last year and the inclusion of revenues from PROJEX, which began operations in November 1995. The increase in costs and expenses for the three months ended December 31, 1996 compared to December 31, 1995 is primarily the result of the writeoff of $1,932,482 in costs associated with the Alcoa Project. These costs can no longer be capitalized as a result of termination of the Alcoa Project Agreement.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Calabrian Litigation

     In late August 1996 a Complaint was filed against the Company in the District Court of Jefferson County, Texas, by Calabrian Corporation ("Calabrian") relating to a Purchase Agreement dated October 16, 1995 between the Company and Calabrian (the "Purchase Agreement") and a related License Agreement, dated effective as of September 1, 1995, between the Company and Calabrian. Under the agreements, Calabrian agreed to supply to the Company for a fixed price a portion of the Tennessee Facility to be constructed by the Company for Olin Corporation. The Tennessee Facility will convert elemental sulfur into liquid sulfur dioxide for use by Olin under the Olin Agreement. The complaint alleges that the Company took over direction and supervision of Calabrian's subcontract relating to the construction of components of the Tennessee
Facility, disrupting Calabrian's plans with respect to the facility and constituting an unlawful interference with Calabrian's contractual relationships with its subcontractors, and that the Company defaulted in certain payment obligations to Calabrian under the Purchase Agreement. The complaint requests damages in the amount of $665,000, representing the balance of the fee allegedly owed to Calabrian under the Purchase Agreement, unspecified damages caused Calabrian as a result of the alleged interference with contract, any additional damages caused Calabrian by the Company's conduct and an order prohibiting the Company from disclosing to any third party, other than Olin, any confidential and proprietary information of Calabrian. The Company has removed the action to the United States District Court for the Eastern District of Texas, Beaumont Division.

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

Olin Litigation

     In April 1995, the Company and Olin entered into the Olin Agreement to construct the Tennessee Facility to convert elemental sulfur into liquid sulfur dioxide. The Tennessee Facility was substantially completed in January 1997, and the Company and Olin had commenced startup of the Tennessee Facility in order to cause it to become fully operational. The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on the $1.8 million Olin Note issued in connection with a loan by Olin to the Company as partial funding for construction of the Tennessee Facility.

     On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the Company's title to the Tennessee Facility,
(iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility or (v) taking any action to foreclose against the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company has sought damages in excess of $32 million, which is the aggregate purchase price payable by Olin over the ten-year term of the Olin Agreement. In its action, the Company contends, among other things, that it has committed no material breach of the Olin Agreement and that the Company has substantially completed construction of the Tennessee Facility. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make on the Tennessee Facility when it becomes fully operational.

     On February 6, 1997,  Olin,  FRU-CON  Construction  Company and  Industrial
Rubber & Safety Products, Inc. filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company has until February 26, 1997 to respond to the petition and is currently considering its response.

Item 2. Changes in Securities.

     (c) During December 1996 and January 1997, the Company sold to seven accredited investors an aggregate of 630,333 Units for an aggregate purchase price of $945,499.50, in reliance on Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each Unit consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock.

Item 3. Defaults Upon Senior Securities.

     (a) On January 30, 1997, the Company received notice from Olin declaring that the Company had defaulted under the $1.8 million Olin Note which by its written terms was due on January 31, 1997. The Olin Note was issued by the Company to Olin in connection with funding of construction costs for the construction of the Tennessee Facility built by the Company under the Olin Agreement. In a complaint filed by the Company against Olin in connection with Olin's purported termination of the Olin Agreement and Olin's claim of a default under the Olin Note, the Company states that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make under the Olin Agreement when the Tennessee Facility becomes fully operational.

     The Company has also defaulted in payment of a $250,000 short term commercial loan and a $1,000,000 line of credit

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27.1 Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997. The Company filed a Form 8-K on February 14, 1997 reporting several matters under "Item 5. Other Events" including the termination of the Alcoa Project Agreement, the purported termination of the Olin Agreement and purported default under the Olin Note, the preliminary injunction issued against Olin, the lawsuit filed by the Company against Olin and the involuntary petition in bankruptcy filed by Olin and two other creditors against the Company. All these matters are discussed in this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                  NOXSO CORPORATION
                                                      Registrant

Dated: February 19, 1997                          /s/ Edwin J. Kilpela
                                                  ------------------------------
                                                  Edwin J. Kilpela
                                                  President

                                                  /s/ John L. Haslbeck
                                                  ------------------------------
                                                  John L.Haslbeck
                                                  Vice President