Form 10-Q/A
period 1996-12-31
NOXSO CORP
filed 1997-03-25
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1


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

                                NOXSO CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------


PART I  FINANCIAL INFORMATION ...........................................   4


  Item 1.  Consolidated Financial Statements ............................   4

           Consolidated Balance Sheets as of December 31, 1996 and
              June 30, 1996 .............................................   4

           Consolidated  Statements  of  Operations  for  the  Cumulative
               Period from Inception (August 28, 1979) to December 31, 1996 and for the three and
               six months ended December 31, 1996 and 1995 ..............   5

           Consolidated Statements of Changes in Stockholders' Equity for
               the Cumulative  Period from Inception (August 28, 1979) to
               December 31, 1996 ........................................   6

           Consolidated  Statements  of Cash  Flows  for  the  Cumulative
               Period from  Inception  (August 28,  1979) to December 31,
               1996 and for the six months  ended  December  31, 1996 and
               1995 .....................................................   10

           Notes to Consolidated Financial Statements ...................   11

  Item 2.Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...........   17

PART II OTHER INFORMATION ...............................................   22

  Item 1.  Legal Proceedings ............................................   22

  Item 2.  Changes in Securities ........................................   23

  Item 3.  Defaults Upon Senior Securities ..............................   24

  Item 6.  Exhibits and Reports on Form 8-K .............................   24

SIGNATURES ..............................................................   25

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
               FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION,
                        TO DECEMBER 31, 1996 (continued)
                        -------------------------------

                                                                           Stockholders' Equity
                                           -------------------------------------------------------------------------------------

                                                Consideration                   Common Stock                       Deficit Accumu-
                                           --------------------------      ------------------------                 lated During
                                              Per                          Shares        Par         Paid-in       Development
                                             Share      Total              Issued       Value        Capital          Stage
                                          ----------  ----------           -------    ----------   -----------     ------------
YEAR ENDED JUNE 30, 1992:
(not covered in auditor's report)
  Issuance of Common Stock                $    1.129  $  683,356  (9)        605,544  $    6,056   $    677,300  $           -
  Issuance of Common Stock                      7.50   2,000,000  (1)        266,666       2,666      1,997,334              -
  Issuance of Common Stock                      2.75       5,500  (9)          2,000          20          5,480              -
  Issuance of Common Stock                      2.00      69,124 (10)         34,562         346         68,778              -
  Issuance of Common Stock                                       (11)        116,500       1,165           -              (1,165)
  Satisfaction of notes receivable                                              -           -              -                 -
  Net loss                                                                      -           -              -          (2,223,382)
                                                                           ---------  ----------   ------------     ------------
BALANCE, JUNE 30, 1992                                                     7,318,692      73,187      8,127,080       (5,503,241)

YEAR ENDED JUNE 30, 1993:
(not covered in auditor's report)
  Issuance of Common Stock                     1.129     683,356  (9)        605,544       6,056        677,300              -
  Issuance of Common Stock                      2.04      26,260  (9)         12,866         129         26,131              -
  Issuance of Common Stock                       .50                          50,000         500         24,500              -
  Acquisition of Common Stock for treasury                                      -           -               -                -
  Satisfaction of notes receivable                                              -           -               -                -
  Issuance of Common Stock                      5.00   2,594,115 (16)        571,250       5,712      2,588,403              -
  Net loss                                                                      -            -              -         (2,292,197)
                                                                           ---------  ----------   ------------     ------------
BALANCE, JUNE 30, 1993                                                     8,558,352      85,584     11,443,414       (7,795,438)

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                     1.129     113,888  (9)        100,920       1,009        112,879              -
  Issuance of Common Stock                      2.00      23,624 (13)         11,812         118         23,506              -
  Net loss                                                                      -            -              -         (1,931,657)
                                                                            ---------  ----------   ------------     ------------
 BALANCE, JUNE 30, 1994                                                     8,671,084   $ 86,711    $11,579,799     $ (9,727,095)


                                                                  Notes
                                                                 Receivable
                                                Treasury       for Purchase of
                                                 Stock          Common Stock          Total
                                              ------------     --------------     ------------
YEAR ENDED JUNE 30, 1992:
(not covered in auditor's report)
  Issuance of Common Stock                      -              $ -            $     683,356
  Issuance of Common Stock                      -                -                2,000,000
  Issuance of Common Stock                      -                -                    5,500
  Issuance of Common Stock                      -                -                   69,124
  Issuance of Common Stock                      -                -                      -
  Satisfaction of notes receivable              -              57,000(12)            57,000
  Net loss                                      -               -                (2,223,382)
                                              ------------     -----------     ------------
BALANCE, JUNE 30, 1992                          -             (27,000)            2,670,026


YEAR ENDED JUNE 30, 1993:
(not covered in auditor's report)
  Issuance of Common Stock                      -                 -                 683,356
  Issuance of Common Stock                      -                 -                  26,260
  Issuance of Common Stock                      -             (25,000)                  -
  Acquisition of Common Stock for treasury  (25,000) (15)      25,000 (15)              -
  Satisfaction of notes receivable              -              27,000 (14)          27,000
  Issuance of Common Stock                      -                 -               2,594,115
  Net loss                                      -                 -              (2,292,197)
                                              ------------     -----------     ------------
BALANCE, JUNE 30, 1993                      (25,000)              -               3,708,560

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                      -                 -                 113,888
  Issuance of Common Stock                      -                 -                  23,624
  Net loss                                      -                 -              (1,931,657)
                                              ------------     -----------     ------------
BALANCE, JUNE 30, 1994                      (25,000)         $    -            $  1,914,415


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

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                           Date of Inception,         Six Months
                                                            August 28, 1979,       Ended December 31,
                                                            to Dec. 31, 1996       ------------------
                                                            ----------------
                                                              (Unaudited)         1996            1995
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(14,542,579)   $ (2,661,722)   $   (127,316)
   Adjustments  to  reconcile  net  loss  to
     net  cash  flows  from operating
     activities:
       Depreciation and amortization                             549,123          21,609          13,513
       Minority interest                                          52,976          26,195            --
       Loss on disposal of property and equipment                  5,752            --              --
       Issuance of common stock for compensation and
          other                                                   75,725            --              --
       Issuance of common stock for purchase of
          NOXSO Process                                           28,125            --              --
       Compensation in satisfaction of notes receivable           57,000            --              --
       Changes in operating assets and liabilities:
          Accounts receivable                                   (343,394)      1,820,026        (777,603)
          Prepaid expenses and other assets                      (31,555)          2,978           1,178
          Deposits                                                (4,308)           --              --
          Accounts payable                                     7,672,331       4,247,639         239,958
          Accrued compensation                                    47,285         (51,690)         (9,712)
          Advanced billings                                         --        (1,379,549)        733,714
          Other current liabilities                              545,220         254,274         (25,432)
                                                            ------------    ------------    ------------


            Net cash flows from operating activities        $ (5,888,300)   $  2,279,760    $    483,000
                                                            ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and deposits for property and equipment    (11,158,753)     (3,093,458)     (2,510,513)
   Bank certificate of deposit                                (1,000,000)           --              --
   Proceeds from the sale of property and equipment                4,546            --              --
                                                            ------------    ------------    ------------

            Net cash flows from investing activities        $(12,154,207)   $ (3,093,458)   $ (2,510,513)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement offering                6,313,720         600,000         818,100
   Proceeds from line of credit                                3,025,000            --         1,505,000
   Payments of line of credit                                 (2,025,000)           --          (770,000)
   Proceeds from commercial loan                                 250,000         250,000            --
   Proceeds from issuance of common stock                      7,760,647            --              --
   Proceeds from sales of common stock
     options and warrants                                      1,350,283          27,188         164,972
   Proceeds from satisfaction of notes receivable                 27,000            --              --
   Proceeds from ACOA and Olin loans                           2,874,000            --         1,004,000
   Payment of ACOA loan                                       (1,000,000)           --              --
   Net loans to stockholders and officers                         (4,930)           --              --
                                                            ------------    ------------    ------------

            Net cash flows from financing activities        $ 18,570,720    $    877,188    $  2,722,072
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE), CASH AND
   EQUIVALENTS                                              $    528,213          63,490         259,859
CASH AND EQUIVALENTS, BEGINNING OF
   PERIOD                                                           --           464,723         461,360
                                                            ------------    ------------    ------------

CASH AND EQUIVALENTS, END OF PERIOD                         $    528,213    $    528,213    $    721,219
                                                            ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                            $    358,092    $    150,803    $     41,444
                                                            ============    ============    ============

NONCASH FINANCING ACTIVITIES:

   Issuance of common stock for notes receivable            $     84,000    $       --      $       --
                                                            ============    ============    ============

   Acquisition of common stock into treasury to satisfy
     notes receivable                                       $    (25,000)   $       --      $       --
                                                            ============    ============    ============

   Issuance of common stock in exchange for warrant         $      1,165    $       --      $       --

   Compensation in satisfaction of notes receivable         $     57,000    $       --      $       --


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


Note 2 - Full Scale Commercial Demonstration:

         In August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction, and operation of the first commercial-size demonstration of the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana. Although the project definition and design phases of the Alcoa Project were completed by the Company and the construction phase had been commenced, the Company was unable to raise sufficient financing by January 31, 1997, the amended designated date under the Alcoa Project Agreement, to fund completion of the project. Alcoa refused to further extend the designated date beyond January 31, 1997 and terminated the Alcoa

Project Agreement. The Company is currently seeking an alternate site to construct a commercial demonstration facility. The United States Department of Energy ("DOE") agreed to fund one-half of the costs of the Alcoa Project and the related project at a facility owned by Olin Corporation that is described below, up to $41.1 million. As a result of the termination of the Alcoa Project Agreement because of failure to obtain sufficient financing, the Company is obligated, under an amendment to its agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility (as described in Note 3 below), plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company agreed to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair, Inc., a supplier to the Company, described in Note 4 below). The entire amount becomes due and payable on January 1, 1999 if repayment has not commenced by that time. The Company is currently seeking from DOE approval to utilize DOE's funding at an alternate site, if one can be located and will also seek to work with DOE regarding the repayment obligation described above. Even if the Company is able to retain the DOE funding, it will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company is currently seeking funding for its immediate needs through private placements of convertible securities. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional financing.


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


Note 4 - Financing


In order to provide for construction of the Olin facility, the Company obtained a loan from Olin in the amount of $1,874,000 as discussed in Note 3. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,700,000 balance owed for the air separation plant until no later than September 30, 1996. In connection with said agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full. At December 31, 1996, the Company has accrued the approximate $188,000 owed to Praxair with respect to these late charges. In addition, following repayment of Praxair, unless the Company succeeds in restructuring its agreement with DOE, the Company will be obligated to pay DOE an amount equal to 2/3 of the revenue received under the Olin Agreement until the funds provided by DOE for the Tennessee Facility, plus interest, have been repaid.


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


Due to the termination of the Alcoa Project Agreement, the Company offered construction management services to companies, other than Noxso, through Projex. Subsequently, in March 1997, the principals of Projex resigned, and its operations were shut down.



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


On February 6, 1997, Olin and FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., two of the Company's suppliers, filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company's motions to dismiss the petition or to transfer the case to the United States Bankruptcy Court for the Western District of Pennsylvania were dismissed without prejudice to the Company's right to reassert its arguments to transfer venue of the case. The Company has answered the petition on the merits, and a hearing in the matter has been scheduled for April 7, 1997.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments


     NOXSO Corporation (the "Company") is a development stage company principally engaged in developing, testing, and marketing of a process (the "NOXSO Process") to remove a high percentage of the pollutants which cause "acid rain" from flue gas generated by burning fossil fuel. In August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction, and operation of the first commercial-size demonstration of the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana. Although the project definition and design phases of the Alcoa Project were completed by the Company and the construction phase had been commenced, the Company was unable to raise sufficient financing by January 31, 1997, the designated date under the Alcoa Project Agreement, to fund completion of the project. Alcoa refused to extend the designated date beyond January 31, 1997 and terminated the Alcoa Project Agreement. The Company is currently seeking an alternate site to construct a commercial demonstration facility. The United States Department of Energy (the "DOE") agreed to fund one-half of the costs of the Alcoa Project and the related project at a facility owned by Olin Corporation that is described below, up to $41.1 million, (subject to a commitment by the Company to repay amounts provided by DOE for the Olin project if failure to obtain financing resulted in failure to complete the Alcoa Project.) The Company is currently seeking from DOE approval to utilize DOE's funding at an alternate site, if one can be located, and will also seek to work with DOE regarding the repayment obligation referred to above.


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


     On February 6, 1997, Olin and FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., two of the Company's suppliers, filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company's motions to dismiss the petition or to transfer the case to the United States Bankruptcy Court for the Western District of Pennsylvania were dismissed without prejudice to the Company's right to reassert its arguments to transfer venue of the case. The Company has answered the petition on the merits, and a hearing in the matter has been scheduled for April 7, 1997.

     The Company is also engaged in utilizing its engineering expertise to develop other technologies, processes, substances and facilities that can be used to assist in complying with environmental laws, although all such efforts are at this time developmental in nature. The Company also from time to time performs research and development for others on a project basis. The Company has also licensed the NOXSO Process for distribution in Europe and Asia under a License Agreement with FLS miljo a/s, a Danish corporation engaged in the construction and design of utility power plants ("FLS"). In addition, the Company offered construction management services to others through its 70%-owned subsidiary, PROJEX, Inc. During March 1997, however, the managing principals of Projex resigned, and the operations of Projex were shut down.


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

     The Company's resources have been used to conduct a series of test programs which provided the data necessary to bring the NOXSO Process to its present state of development. The first of these programs began in 1982 in Paducah, Kentucky, at the TVA Shawnee Steam Plant. The next phase of development began in 1985, after a move to DOE's Pittsburgh Energy Technology Center, and these tests continued through June of 1989. This development program was followed by operation and testing of a pilot-scale facility at the Ohio Edison power plant located at Toronto, Ohio. This pilot-scale project facility was completed in August of 1993 with over 10,000 hours of testing. In June 1995, the Company began construction of the first commercial size demonstration facility for the NOXSO Process at Alcoa's Warrick Generating Station pursuant to the terms of the Alcoa Project Agreement. Under the terms of the Alcoa Project Agreement, the Company was required to have in hand by a designated date sufficient financial resources to perform its obligations under the Alcoa Project Agreement. The designated date was extended on several occasions, most recently until January 31, 1997. The Company was unable to obtain the financing required to complete the project by the deadline, and Alcoa terminated the Alcoa Project Agreement on February 3, 1997. As a result, the Company is obligated, under an amendment to its agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company agreed to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair, Inc., a supplier to the Company, described below). The entire amount becomes due and payable on January 1, 1999 if repayment has not commenced by that time. The Company is currently seeking an alternate site to build a commercial-size demonstration of the NOXSO Process and to obtain approval from the DOE to utilize funding granted by the DOE for the Alcoa project at an alternate site and will also seek to work with DOE regarding the repayment obligation described above. Even if the Company is able to retain the DOE funding, it will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company is currently seeking funding for its immediate needs through private placements of convertible securities. There can be no assurance that the Company will be successful in locating an alternate site in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional financing.


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


     The Tennessee Facility consists of an air separation plant supplied to the Company by Praxair, Inc. ("Praxair") and a liquid sulfur dioxide production facility. In August 1996, Praxair agreed to defer payment of the $2.7 million balance owed to Praxair for the air separation plant. The Company has agreed to pay late charges of .3% a week from the date of each outstanding invoice and to assign to Praxair amounts the Company is entitled to receive under the Olin Agreement until the Company's obligations to Praxair are paid in full. As of December 31, 1996, the Company owed Praxair $2.8 million (including late charges). In addition, following repayment of Praxair, unless the Company succeeds in restructuring its agreement with DOE, the Company will be obligated to pay DOE an amount equal to 2/3 of the revenue received under the Olin
Agreement until the funds provided by DOE for the Tennessee Facility, plus interest, have been repaid. The Company is also in default under a short term commercial loan in the amount of $250,000 and a line of credit in the amount of $1,000,000.

     Since  payments   under  the  Olin  Agreement  are  the  only   significant
anticipated source of operating revenue for the Company in the near term, failure of the Company (i) to successfully conclude its litigation with Olin in such a manner that Olin meets its obligations to make annual payments on the Tennessee Facility or otherwise pays the Company for the Tennessee Facility and
(ii) to restructure its repayment obligation to DOE will make it difficult for the Company to meet its obligations to suppliers (including Praxair), lenders and others and would raise significant doubt as to the Company's ability to continue as a going concern.


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


     On February 6, 1997, Olin, FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc. filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company's motions to dismiss the petition or to transfer the case to the United States Bankruptcy Court for the Western District of Pennsylvania were dismissed without prejudice to the Company's right to reassert its arguments to transfer venue of the case. The Company has answered the petition on the merits, and a hearing in the matter has been scheduled for April 7, 1997.

Item 2. Changes in Securities.

     (c) During December 1996 and January 1997, the Company sold to seven accredited investors an aggregate of 630,333 Units for an aggregate purchase price of $945,499.50, in reliance on Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each Unit consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock. The Warrants are exercisable at a price of $1.50 per share. The exercise price of the Warrants is subject to reduction by $.25 per month (but not to less than $.01 per share) under certain circumstances relating to the filing and effectiveness of a registration statement with respect to such shares.



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

Dated: March 25, 1997

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