Form 10-Q
period 1997-03-31
NOXSO CORP
filed 1997-05-15
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                              Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at April 30, 1997
     Common stock, $.01 par value                         10,286,944

                                NOXSO CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I     FINANCIAL INFORMATION...........................................   1

  Item 1.  Consolidated Financial Statements ..............................   1

           Consolidated Balance Sheets as of March 31, 1997 and
             June 30, 1996.................................................   2

           Consolidated Statements of Operations for the Cumulative
             Period from Inception (August 28, 1979) to
             March 31, 1997 and for the three and
             nine months ended March 31, 1997 and 1996.....................   3

           Consolidated Statements of Changes in Stockholders'
             Equity for the Cumulative Period from Inception
             (August 28, 1979) to March 31, 1997...........................   4

           Consolidated  Statements  of Cash  Flows  for  the  Cumulative
             Period from Inception (August 28, 1979) to March 31, 1997
             and for the nine months ended March 31, 1997 and 1996.........   8

           Notes to Consolidated Financial Statements......................   9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................  15

PART II    OTHER INFORMATION...............................................  21

  Item 1.  Legal Proceedings...............................................  21

  Item 2.  Changes in Securities...........................................  21

  Item 3.  Defaults Upon Senior Securities.................................  21

  Item 6.  Exhibits and Reports on Form 8-K................................  22

SIGNATURES.................................................................  23

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (to follow on next page)

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,       June 30, 1996
                                ASSETS                               1997
                                                                 ------------       ------------
CURRENT ASSETS:
Cash and equivalents                                             $    188,344       $    464,723
Bank certificate of deposit                                         1,000,000          1,000,000
Accounts receivable                                                   144,693          2,163,420
Prepaid expenses and other current assets                             143,360             38,136
                                                                 ------------       ------------
Total Current Assets                                                1,476,397          3,666,279
                                                                 ------------       ------------

PROPERTY AND EQUIPMENT:
Equipment                                                             341,936            341,936
Furniture and Fixtures                                                156,830            111,661
Leasehold improvements                                                 16,646             16,646
Construction in progress                                           11,434,869          7,469,545
                                                                 ------------       ------------
                                                                   11,950,281          7,939,788
Less: Accumulated depreciation                                       (441,990)          (412,151)
                                                                 ------------       ------------
                                                                   11,508,291          7,527,637
                                                                 ------------       ------------
Other assets                                                              720              1,172
Deposits                                                                4,308              4,308
                                                                 ------------       ------------
Total Assets                                                     $ 12,989,716       $ 11,199,396
                                                                 ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                    $  3,124,000       $  2,874,000
Accounts payable                                                    8,517,873          3,424,692
Accrued compensation                                                   17,831             98,975
Advanced billings                                                           0          1,379,549
  Deferred income taxes                                               115,094                  0
Other current liabilities                                             731,958            290,945
                                                                 ------------       ------------
Total Current Liabilities                                          12,506,756          8,068,161
                                                                 ------------       ------------

OTHER LIABILITIES:
Minority interest in consolidated subsidiary                           47,704             26,781
Long term debt obligation                                             394,616

COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: Authorized,
20,000,000 shares.  Issued 10,289,929 shares and
9,652,096 shares, respectively                                        102,901             96,523
Paid-in capital                                                    16,172,030         14,914,953
Deficit accumulated during the development stage                  (16,209,291)       (11,882,022)
                                                                 ------------       ------------
                                                                       65,640          3,129,454
Less: Cost of 2,985 shares of common stock held in treasury           (25,000)           (25,000)
                                                                 ------------       ------------
Total Stockholders' Equity                                             40,640          3,104,454
                                                                 ------------       ------------
Total Liabilities and Stockholders' Equity                       $ 12,989,716       $ 11,199,396
                                                                 ============       ============

See accompanying notes to financial statements.

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              Date of Inception,          Nine Months                     Three Months
                                             August 28, 1979, to        Ended March 31,                  Ended March 31,
                                               March 31, 1997
                                                                    1997             1996             1997             1996
                                                 -----------     -----------      -----------      -----------      -----------
                                              (Not covered by
                                              auditor's report)
COSTS AND EXPENSES:
Purchase of NOXSO Process                        $   260,625     $      --        $      --        $      --        $      --
Contract development - concept testing             1,169,759            --               --               --               --
Contract development - demonstration testing       1,727,715            --               --               --               --
Designing, drafting and consulting                 1,120,681          13,390            4,755            5,900              402
Supplies, instruments and equipment                1,983,880          29,836           14,358           11,581            5,920
Depreciation and amortization                        562,639          29,706           22,405            8,230            8,892
Other research and development                       386,309            --               --               --               --
Salaries and benefits                              8,090,714         475,796           83,369          281,256           23,237
Professional fees                                  1,692,473         110,679           25,064            5,398            8,969
Rent                                                 610,044          90,461           25,084           41,452           10,929
Income tax expense                                   115,268          82,087             --               --               --
Other general administrative                       5,191,296       1,895,491          104,458        1,264,209           54,581
ALCOA Project Expense                              2,049,331       2,049,332             --            116,849             --
                                                 -----------     -----------      -----------      -----------      -----------
TOTAL COSTS AND EXPENSES                          24,960,734       4,776,778          279,493        1,734,875          112,930
                                                 -----------     -----------      -----------      -----------      -----------

LESS FUNDING AND OTHER:
Funding of research agreement                      1,200,000            --               --               --               --
Reimbursement of project costs                     4,991,274          91,302             --              1,750             --
Government grant                                   1,128,020            --               --               --               --
Interest income                                    1,080,512          42,190           53,701           11,375           14,454
Other                                                399,905         336,638            4,820           50,930            4,820
                                                 -----------     -----------      -----------      -----------      -----------
TOTAL FUNDING AND OTHER                            8,799,711         470,130           58,521           64,055           19,274
                                                 -----------     -----------      -----------      -----------      -----------
Minority interest in net income of
      consolidated subsidiary                         47,105          20,623            4,820           (5,271)           4,820
                                                 -----------     -----------      -----------      -----------      -----------
NET LOSS                                          16,208,128     $(4,327,271)     $  (225,792)     $(1,665,549)     $   (98,476)
                                                 ===========     ===========      ===========      ===========      ===========

LOSS PER COMMON SHARE                                            $      (.44)     $     (0.02)     $     (0.16)     $     (0.01)

AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                      9,868,164        9,250,316       10,233,811        9,346,080
                                                                 ===========      ===========      ===========      ===========

See accompanying notes to financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1997

                                                                        Stockholders' Equity
                                            -------------------------------------------------------------------------

                                                    Consideration                   Common Stock
                                            ----------------------------        --------------------
                                              Per                               Shares        Par         Paid-in
                                             Share              Total           Issued       Value        Capital
                                            --------        ------------        -------     --------     -----------
AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991
(not covered by auditor's report):
  1979 - Issuance of Common Stock           $   .005       $      600 (1)       120,000     $  1,200     $      (600)
  1980 - Issuance of Common Stock               .563          956,250 (2)     1,700,000       17,000         791,382
  1980 - Issuance of Warrants                   --                850 (3)          --           --               850
  1983 - Issuance of Common Stock              .2813           28,125 (4)       100,000        1,000          27,125
  1986 - Issuance of Common Stock               .125          155,000 (1)     1,240,000       12,400         142,600
  1986 - Issuance of Common Stock               .125           32,500 (5)       260,000        2,600          29,900
  1987 - Issuance of Common Stock                .50          134,000 (1)       268,000        2,680         131,320
  1987 - Issuance of Common Stock                .50           42,900 (5)        85,800          858          42,042
  1988 - Issuance of Stock Option                             250,000 (6)          --           --           250,000
  1989 - Issuance of Common Stock               .675           27,000 (7)        40,000          400          26,600
  1989 - Issuance of Common Stock                .50          147,500 (8)       295,000        2,950         144,550
  1989 - Issuance of Common Stock               2.50        4,000,000 (2)     1,600,000       16,000       3,174,721
  1989 - Issuance of Warrants                                      80 (3)          --           --                80
  1991 - Issuance of Common Stock              1.129          569,464 (9)       504,620        5,046         564,418
  1991 - Issuance of Common Stock               .675           27,000 (7)        40,000          400          26,600
  1991 - Issuance of Common Stock               .675           27,000 (9)        40,000          400          26,600
  Net loss                                                                         --           --              --
                                                                              ---------     --------     -----------
BALANCE, JUNE 30, 1991                                                        6,293,420     $ 62,934     $ 5,378,188


                                         Stockholders' Equity
                                     ---------------------------
                                     Deficit Accumu-                  Notes
                                      lated During                Receivable for
                                       Development      Treasury   Purchase of
                                          Stage          Stock     Common Stock       Total
                                       -----------      -------     ---------      -----------
AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991
(not covered by auditor's report):
  1979 - Issuance of Common Stock      $      --        $  --       $    --        $       600
  1980 - Issuance of Common Stock             --           --            --            808,382
  1980 - Issuance of Warrants                 --           --            --                850
  1983 - Issuance of Common Stock             --           --            --             28,125
  1986 - Issuance of Common Stock             --           --            --            155,000
  1986 - Issuance of Common Stock             --           --            --             32,500
  1987 - Issuance of Common Stock             --           --            --            134,000
  1987 - Issuance of Common Stock             --           --            --             42,900
  1988 - Issuance of Stock Option             --           --            --            250,000
  1989 - Issuance of Common Stock             --           --         (27,000)            --
  1989 - Issuance of Common Stock             --           --         (30,000)         117,500
  1989 - Issuance of Common Stock             --           --            --          3,190,721
  1989 - Issuance of Warrants                 --           --            --                 80
  1991 - Issuance of Common Stock             --           --            --            569,464
  1991 - Issuance of Common Stock             --           --         (27,000)            --
  1991 - Issuance of Common Stock             --           --            --             27,000
  Net loss                              (3,278,694)        --            --         (3,278,694)
                                       -----------      -------     ---------      -----------
BALANCE, JUNE 30, 1991                 $(3,278,694)     $  --       $ (84,000)     $ 2,078,428

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1997 (continued)

                                                                            Stockholders' Equity
                                               ------------------------------------------------------------------------------
                                                     Consideration                      Common Stock
                                               ---------------------------        -------------------------
                                                 Per                               Shares           Par             Paid-in
                                                Share            Total             Issued          Value            Capital
                                               --------      -------------        ---------     -----------      ------------
YEAR ENDED JUNE 30, 1992:
(not covered in auditor's report)
  Issuance of Common Stock                     $  1.129     $   683,356 (9)         605,544     $     6,056      $    677,300
  Issuance of Common Stock                         7.50       2,000,000 (1)         266,666           2,666         1,997,334
  Issuance of Common Stock                         2.75           5,500 (9)           2,000              20             5,480
  Issuance of Common Stock                         2.00          69,124 (10)         34,562             346            68,778
  Issuance of Common Stock                                              (11)        116,500           1,165              --
  Satisfaction of notes receivable                                                     --              --                --
  Net loss                                                                             --              --                --
                                                                                  ---------     -----------      ------------
BALANCE, JUNE 30, 1992                                                            7,318,692          73,187         8,127,080

YEAR ENDED JUNE 30, 1993:
(not covered in auditor's report)
  Issuance of Common Stock                        1.129         683,356 (9)         605,544           6,056           677,300
  Issuance of Common Stock                         2.04          26,260 (9)          12,866             129            26,131
  Issuance of Common Stock                          .50                              50,000             500            24,500
  Acquisition of Common Stock for treasury                                             --              --                --
  Satisfaction of notes receivable                                                     --              --                --
  Issuance of Common Stock                         5.00       2,594,115 (16)        571,250           5,712         2,588,403
  Net loss                                                                             --              --                --
                                                                                  ---------     -----------      ------------
BALANCE, JUNE 30, 1993                                                            8,558,352          85,584        11,443,414

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                        1.129         113,888 (9)         100,920           1,009           112,879
  Issuance of Common Stock                         2.00          23,624 (13)         11,812             118            23,506
  Net loss                                                                             --              --                --
                                                                                  ---------     -----------      ------------
BALANCE, JUNE 30, 1994                                                            8,671,084     $    86,711      $ 11,579,799


                                                  Stockholders' Equity
                                               ----------------------------
                                             Deficit Accumu-                          Notes
                                              lated During                        Receivable for
                                               Development       Treasury          Purchase of
                                                  Stage            Stock           Common Stock           Total
                                               -----------      -----------          --------          -----------
YEAR ENDED JUNE 30, 1992:
(not covered in auditor's report)
  Issuance of Common Stock                     $      --        $      --            $   --            $   683,356
  Issuance of Common Stock                            --               --                --              2,000,000
  Issuance of Common Stock                            --               --                --                  5,500
  Issuance of Common Stock                            --               --                --                 69,124
  Issuance of Common Stock                          (1,165)            --                --                   --
  Satisfaction of notes receivable                    --               --              57,000(12)           57,000
  Net loss                                      (2,223,382)            --                --             (2,223,382)
                                               -----------      -----------          --------          -----------
BALANCE, JUNE 30, 1992                          (5,503,241)            --             (27,000)           2,670,026

YEAR ENDED JUNE 30, 1993:
(not covered in auditor's report)
  Issuance of Common Stock                            --               --                --                683,356
  Issuance of Common Stock                            --               --                --                 26,260
  Issuance of Common Stock                            --               --             (25,000)                --
  Acquisition of Common Stock for treasury            --            (25,000)           25,000(15)             --
  Satisfaction of notes receivable                    --               --              27,000(14)           27,000
  Issuance of Common Stock                            --               --                --              2,594,115
  Net loss                                      (2,292,197)            --                --             (2,292,197)
                                               -----------      -----------          --------          -----------
BALANCE, JUNE 30, 1993                          (7,795,438)         (25,000)             --              3,708,560

YEAR ENDED JUNE 30, 1994:
  Issuance of Common Stock                            --               --                --                113,888
  Issuance of Common Stock                            --               --                --                 23,624
  Net loss                                      (1,931,657)            --                --             (1,931,657)
                                               -----------      -----------          --------          -----------
BALANCE, JUNE 30, 1994                         $(9,727,095)     $   (25,000)         $   --            $ 1,914,415

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1997 (continued)


                                                                     Stockholders' Equity
                                      --------------------------------------------------------------------------

                                           Consideration                  Common Stock
                                      -----------------------     ----------------------------      ------------
                                         Per                         Shares           Par             Paid-in
                                        Share       Total            Issued          Value            Capital
                                      --------   ------------     -----------     ------------      ------------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock              2.00      47,252 (10)          23,626              236            47,016
  Issuance of Common Stock              2.75      11,000 (9)            4,000               40            10,960
  Issuance of Common Stock              3.85     497,500 (16)         150,000            1,500           496,000
  Issuance of Common Stock              3.56     800,795 (16)         250,000            2,500           798,295
  Issuance of Common Stock              3.25         325 (17)             100                1               324
  Net loss                                                               --               --                --
                                                                  -----------     ------------      ------------
BALANCE, JUNE 30, 1995                                              9,098,810     $     90,988      $ 12,932,394
                                                                  ===========     ============      ============

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock              3.25      81,250 (9)           25,000              250            81,000
  Issuance of Common Stock              1.91      19,063 (9)           10,000              100            18,963
  Issuance of Common Stock             3.625       5,438 (9)            1,500               15             5,423
  Issuance of Common Stock             3.625       1,813 (9)              500                5             1,808
  Issuance of Common Stock              4.55     409,725 (16)         100,000            1,000           408,725
  Issuance of Common Stock              4.54     408,375 (16)         100,000            1,000           407,375
  Issuance of Common Stock              4.56      45,626 (9)           10,000              100            45,526
  Issuance of Common Stock             3.625       9,063 (9)            2,500               25             9,038
  Issuance of Common Stock             3.625       2,719 (9)              750                8             2,711
  Issuance of Common Stock             3.625       1,812 (9)              500                5             1,807
  Issuance of Common Stock              3.21     503,209 (16)         156,763            1,569           501,640
  Issuance of Common Stock             3.425     500,003 (16)         145,773            1,458           498,543
  Net loss                                                               --               --                --
                                                                  -----------     ------------      ------------
BALANCE, JUNE 30, 1996                                              9,652,096     $     96,523      $ 14,914,953
                                                                  ===========     ============      ============


                                   Stockholders' Equity
                               ----------------------------
                               Deficit Accumu-                     Notes
                                lated During                   Receivable for
                                Development        Treasury     Purchase of
                                   Stage            Stock       Common Stock     Total
                               ------------      -----------      -------     -----------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock             --               --        $  --            47,252
  Issuance of Common Stock             --               --           --            11,000
  Issuance of Common Stock             --               --           --           497,500
  Issuance of Common Stock             --               --           --           800,795
  Issuance of Common Stock             --               --           --               325
  Net loss                       (1,760,658)            --           --        (1,760,658)

                               ------------      -----------      -------     -----------
BALANCE, JUNE 30, 1995         $(11,487,753)     $   (25,000)     $  --       $ 1,510,629
                               ============      ===========      =======     ===========

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock             --               --           --            81,250
  Issuance of Common Stock             --               --           --            19,063
  Issuance of Common Stock             --               --           --             5,438
  Issuance of Common Stock             --               --           --             1,813
  Issuance of Common Stock             --               --           --           409,725
  Issuance of Common Stock             --               --           --           408,375
  Issuance of Common Stock             --               --           --            45,626
  Issuance of Common Stock             --               --           --             9,063
  Issuance of Common Stock             --               --           --             2,719
  Issuance of Common Stock             --               --           --             1,812
  Issuance of Common Stock             --               --           --           503,209
  Issuance of Common Stock             --               --           --           500,001
  Net loss                         (394,269)            --           --          (394,269)
                               ------------      -----------      -------     -----------
BALANCE, JUNE 30, 1996         $(11,882,022)     $   (25,000)     $  --       $ 3,104,454
                               ============      ===========      =======     ===========

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1997 (continued)


                                                                Stockholders' Equity
                                        ------------------------------------------------------------------

                                             Consideration              Common Stock
                                        ----------------------     -----------------------
                                           Per                       Shares          Par         Paid-in
                                          Share       Total          Issued         Value        Capital
                                        --------   -----------     ----------     --------     -----------
NINE MONTHS ENDED MARCH 31, 1997:
  Issuance of Common Stock                3.63      27,188 (9)          7,500           75          27,113
  Issuance of Common Stock                1.50      99,000 (16)        66,000          660          98,340
  Issuance of Common Stock                1.50     351,000 (16)       234,000        2,340         348,660
  Issuance of Common Stock                1.50     150,000 (16)       100,000        1,000         149,000
  Issuance of Common Stock                1.50       5,000 (16)         3,333           33           4,966
  Issuance of Common Stock                1.50       5,000 (16)         3,333           33           4,966
  Issuance of Common Stock                1.50      35,500 (16)        23,667          237          35,263
  Issuance of Common Stock                1.50     300,000 (16)       200,000        2,000         298,000
  Debt Discount on Convertible Debt                                                                290,769
  Net Loss                                                               --           --              --
                                                                   ----------     --------     -----------
BALANCE, MARCH 31, 1997                                            10,289,929     $102,901     $16,172,030
                                                                   ==========     ========     ===========


                                           Stockholders' Equity
                                        --------------------------
                                       Deficit Accumu-                    Notes
                                        lated During                  Receivable for
                                         Development      Treasury     Purchase of
                                            Stage           Stock     Common Stock      Total
                                        ------------      --------      --------     -----------
NINE MONTHS ENDED MARCH 31, 1997:
  Issuance of Common Stock                      --            --        $   --            27,188
  Issuance of Common Stock                      --            --            --            99,000
  Issuance of Common Stock                      --            --            --           351,000
  Issuance of Common Stock                      --            --            --           150,000
  Issuance of Common Stock                      --            --            --             5,000
  Issuance of Common Stock                      --            --            --             5,000
  Issuance of Common Stock                      --            --            --            35,500
  Issuance of Common Stock                      --            --            --           300,000
  Debt Discount on Convertible Debt                                                      290,769
  Net Loss                                (4,327,271)         --            --        (4,327,271)
                                        ------------      --------      --------     -----------
BALANCE, MARCH 31, 1997                 $(16,209,293)     $(25,000)     $   --       $    40,640
                                        ============      ========      ========     ===========

See accompanying notes to consolidated financial statements.

                                                     NOXSO Corporation
                                             (A Development Stage Enterprise)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Date of Inception,            Nine Months
                                                          August 28, 1979,           Ended March 31,
                                                            to March 31,      ----------------------------
                                                                1997              1997            1996
                                                            ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                       (Unaudited)
Net loss                                                    $(16,208,128)     $(4,327,271)     $  (225,792)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization                                    557,353           29,839           22,405
Minority interest                                                 47,704           20,923            5,120
Deferred Debt Discount Amortization                              145,385          145,385             --
Loss on disposal of property and equipment                         5,752             --               --
Issuance of common stock for compensation and
other                                                             75,725             --               --
Issuance of common stock for purchase of
NOXSO Process                                                     28,125             --               --
Compensation in satisfaction of notes receivable                  57,000             --               --
Changes in operating assets and liabilities:
Accounts receivable                                             (144,693)       2,018,727          (60,938)
Prepaid expenses and other assets                               (139,305)        (104,772)           7,554
Deposits                                                          (4,308)            --               --
Accounts payable                                               8,517,873        5,093,181         (158,214)
Accrued compensation                                              17,832          (81,144)         (11,380)
Advanced billings                                                   --         (1,379,549)       1,043,806
Other current liabilities                                        847,054          556,109           10,370
                                                            ------------      -----------      -----------
            Net cash flows from operating activities        $ (6,196,631)     $ 1,971,428      $   632,931
                                                            ------------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of and deposits for property and equipment       (12,075,789)      (4,010,493)      (3,722,854)
Bank certificate of deposit                                   (1,000,000)            --               --
Proceeds from the sale of property and equipment                   4,546             --               --
                                                            ------------      -----------      -----------
            Net cash flows from investing activities        $(13,071,243)     $(4,010,493)     $(3,722,854)
                                                            ------------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering                   6,659,218          945,498          818,100
Proceeds from line of credit                                   3,025,000             --          1,525,000
Proceeds from convertible debt                                   540,000          540,000
Payments of line of credit                                    (2,025,000)            --           (770,000)
Proceeds from commercial loan                                    250,000          250,000             --
Proceeds from issuance of common stock                         7,760,647             --               --
Proceeds from sales of common stock
     options and warrants                                      1,350,283           27,188          166,785
Proceeds from satisfaction of notes receivable                    27,000             --               --
Proceeds from ACOA and Olin loans                              2,874,000             --          1,004,000
    Payment of ACOA loan                                      (1,000,000)            --               --
Net loans to stockholders and officers                            (4,930)            --               --
                                                            ------------      -----------      -----------
            Net cash flows from financing activities        $ 19,456,218      $ 1,762,686      $ 2,743,885
                                                            ------------      -----------      -----------
NET INCREASE (DECREASE), CASH AND
   EQUIVALENTS                                              $    188,344         (276,379)        (346,038)
CASH AND EQUIVALENTS, BEGINNING OF
   PERIOD                                                           --            464,723          461,360
                                                            ------------      -----------      -----------
CASH AND EQUIVALENTS, END OF PERIOD                         $    188,344      $   188,344      $   115,322
                                                            ============      ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                               $    392,811      $   185,522      $   106,798
                                                            ============      ===========      ===========
NONCASH FINANCING ACTIVITIES:
   Issuance of common stock for notes receivable            $     84,000      $      --        $      --
                                                            ============      ===========      ===========
   Acquisition of common stock into treasury to satisfy
     notes receivable                                       $    (25,000)     $      --        $      --
                                                            ============      ===========      ===========

   Issuance of common stock in exchange for warrant         $      1,165      $      --        $      --

   Compensation in satisfaction of notes receivable         $     57,000      $      --        $      --

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


Note 2 - Full Scale Commercial Demonstration:

In August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction, and operation of the first commercial-size demonstration of the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana. The United States Department of Energy (the "DOE") agreed to fund one-half of the costs of the Alcoa Project and the related project at a facility owned by Olin Corporation that is described below, up to $41.1 million, (subject to a commitment by the Company to repay amounts provided by the DOE for the Olin project if the failure to obtain financing resulted in failure to complete the Alcoa Project). Although the project definition and design phases of the Alcoa Project were completed by the Company and the construction phase had been commenced, the Company was unable to raise sufficient financing by January 31, 1997, the amended designated date under the Alcoa Project Agreement, to fund completion of the project. Alcoa refused to further extend the designated date beyond January 31, 1997 and terminated the Alcoa Project Agreement. As a result, the Company is obligated, under an amendment to its agreement with the DOE, to repay DOE for the facility the Company has constructed under its License, Construction Lease and Sulfur Supply Agreement with Olin Corporation ("Olin") as described in Note 3 below, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company is to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair, Inc., a supplier to the Company, of approximately $3.0 million described below). The entire liability to the DOE becomes due and payable on January 1, 1999 if repayment has not commenced by that time. The Company is currently seeking an alternate site to construct a commercial demonstration facility. The Company is currently seeking from DOE approval to utilize DOE's funding at an alternate site, if one can be located, and is also attempting to work with DOE regarding the repayment obligation referred to above. The DOE is currently not providing any funding to the Company. Even if the Company is able to obtain DOE's approval to reinstate funding, it will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company is currently seeking funding for its immediate needs through private placements of equity securities and convertible debt securities. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional financing.

Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and accordingly has continued to evaluate whether an impairment to the Alcoa Project (i.e., construction in progress) has occurred. Due to the termination of the Alcoa Project Agreement and the fact that no further contracts have been entered into with respect to the costs capitalized to date, the Company believes that the carrying amount of this asset will not be recoverable, and has therefore recognized an impairment loss in accordance with SFAS No. 121 in the amount of $2,049,331.


Note 3 - Olin Facility and Loan:

In April 1995, the Company entered into a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement") with Olin to construct a facility (the "Tennessee Facility") in Charleston, Tennessee to convert elemental sulfur into liquid sulfur dioxide. Under the Olin Agreement, as amended, provided that the Tennessee Facility produces liquid sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required for a 10-year period after the Tennessee Facility is operational, to pay the Company approximately $3.2 million annually (subject to escalation under certain circumstances), and the Company is to deliver to Olin 16,000 short tons per year of elemental sulfur. Unless and until a commercial facility using the NOXSO Process and capable of producing the required amount of elemental sulfur becomes operational, the Company would have to pay the costs of purchasing elemental sulfur from suppliers. The Company believes the Tennessee Facility was substantially completed in January 1997, and the Company and Olin had commenced testing in order to cause it to become fully operational.

Under the terms of the Olin Agreement, the Company's failure to complete the Olin Facility by September 1, 1996 entitled Olin to require that the Company pay to Olin the amount by which (i) the costs Olin incurs to purchase up to 2,667 short tons of sulfur dioxide per month until the Olin Project is operational exceeds (ii) the cost of such amount of sulfur dioxide at a price of $130 per short ton. The Company has accrued approximately $380,000 as of March 31, 1997 with respect to sulfur dioxide purchases by Olin.

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


Note 4 - Financing

In order to provide for construction of the Olin facility, the Company obtained a loan from Olin in the amount of $1,874,000 as discussed in Note 3. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,700,000 balance owed for the air separation plant until no later than September 30, 1996. In connection with said agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full. At March 31, 1997, the Company has accrued approximately $302,600 owed to Praxair with respect to these late charges.

On February 28, 1997, the Company issued $540,000 in convertible debt securities (the "Debentures") at an interest rate of 6%. The conversion of these Debentures will be at a price per share which is discounted at a maximum of 35% from market. Commencing at any time on or after sixty days from the issuance date of the Debentures, the holders of the Debentures are entitled, at their option, to convert up to 100% of the original principal amount of the Debentures into shares of common stock of the Company at a conversion price equal to the lesser of: (i) $15/16 per share; or (ii) the average closing price of the common stock for the five business days prior to conversion multiplied by the conversion percentage, as defined in the Debentures Subscription Agreement.

On September 23, 1996, the Company obtained a short term commercial loan in the amount of $250,000 at a rate of 9.75%. This loan matured on October 30, 1996. The lender agreed to extend the term of this loan to June 15, 1997.

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


Note 6 - Common Stock, Options and Warrants:

On January 7, 1997 and January 23, 1997, the Company issued 30,333 shares and 200,000 shares, respectively of common stock at $1.50 per share for an aggregate of $345,500. Each share of common stock issued contains a warrant to purchase one share of common stock at an exercise price of $1.50 per share. The warrant and the common stock issuable upon exercise have not been registered or qualified for sale under the Securities Act of 1933, as amended or any state securities law.


Note 7 - Contingencies:

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

On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the Company's title to the Tennessee Facility, (iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility or (v) taking any action to foreclose against the Tennessee Facility. The Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company seeks damages in excess of $32 million, which is the aggregate purchase price payable by Olin over the ten-year term of the Olin Agreement. In its action, the Company contends, among other things, that it has committed no material breach of the Olin Agreement and that the Company has substantially completed construction of the Tennessee Facility two months prior to the contractually agreed deadline. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make on the Tennessee Facility when it becomes fully operational. Proceedings in the Company's suit against Olin have been stayed as a result of the pendency of the bankruptcy proceedings discussed below.

On February 6, 1997, Olin and FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., two of the Company's suppliers, filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company's motions to dismiss the petition or to transfer the case to the United States Bankruptcy Court for the Western District of Pennsylvania were dismissed without prejudice to the Company's right to reassert its arguments to transfer venue of the case. A hearing in the matter has been scheduled for May 19, 1997. As a result of the pendency of the bankruptcy proceedings, the litigation proceedings with Olin described above have been stayed.

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

If the Company is unable to obtain DOE's approval to reinstate DOE funding and/or to find the necessary additional financing, the Company does not expect to be able to complete a full-scale commercial demonstration of the NOXSO Process even if an alternate site is found. Inability to complete a commercial demonstration facility would require that greater emphasis be placed upon the test results of the Company's pilot plant conducted at Toronto, Ohio and on a demonstration currently being conducted by FLS in Denmark. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will make it much more difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if financing for such a facility, both from the DOE and other sources, is not secured. Further, the termination of the Alcoa Project Agreement and the consequent delay in completing a commercial demonstration facility even if an alternate site is found and financing is obtained may result in the loss of revenues from utilities which retrofit prior to the year 2000 in order to comply with requirements of the 1990 amendments to the Clean Air Act. In such event, the Company customer base would be limited principally to those power stations having the ability to postpone compliance beyond the year 2000. Additionally, although the Company believes that Olin had no right to terminate the Olin Agreement, to take title to the Tennessee Facility or to foreclose on the Tennessee Facility as a result of the alleged default on the Olin Note, Olin's notice of termination and the ensuing litigation make it unlikely that the Company will, at least in the near term, receive payments from Olin under the Olin Agreement.

The above matters raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern, the Company's ability to recover its construction in progress in the accompanying consolidated balance sheet is uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Developments

     NOXSO Corporation (the "Company") is a development stage company principally engaged in developing, testing, and marketing of a process (the "NOXSO Process") to remove a high percentage of the pollutants which cause "acid rain" from flue gas generated by burning fossil fuel. In August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction, and operation of the first commercial-size demonstration of the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana. Although the project definition and design phases of the Alcoa Project were completed by the Company and the construction phase had been commenced, the Company was unable to raise sufficient financing by January 31, 1997, the designated date under the Alcoa Project Agreement, to fund completion of the project. Alcoa refused to extend the designated date beyond January 31, 1997 and terminated the Alcoa Project Agreement. The Company is currently seeking an alternate site to construct a commercial demonstration facility. The United States Department of Energy (the "DOE") agreed to fund one-half of the costs of the Alcoa Project and the related project at a facility owned by Olin Corporation that is described below, up to $41.1 million (subject to a commitment by the Company to repay amounts provided by DOE for the Olin project if failure to obtain financing resulted in failure to complete the Alcoa Project.) The Company is currently seeking from DOE approval to utilize DOE's funding at an alternate site, if one can be located, and is also engaged in discussions with DOE regarding the repayment obligation referred to above. However, DOE is not currently providing any funding to NOXSO.

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

     On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin, among other things, from terminating the Olin Agreement or taking any action in violation of the Company's title to the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company has sought damages in excess of $32 million, which is the approximate aggregate purchase price payable by Olin over the ten-year term of the Olin Agreement.

     On February 6, 1997, Olin and FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., two of the Company's suppliers, filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. The Company's motions to dismiss the petition or to transfer the case to the United States Bankruptcy Court for the Western District of Pennsylvania were dismissed without prejudice to the Company's right to reassert its arguments to transfer venue of the case. The Company has answered the petition on the merits, and a hearing in the matter has been scheduled for May 19, 1997. As a result of the pendency of the bankruptcy proceedings, the litigation proceedings with Olin described above have been stayed.

     The Company is also engaged in utilizing its engineering expertise to develop other technologies, processes, substances and facilities that can be used to assist in complying with environmental laws, although all such efforts are at this time developmental in nature. The Company may also from time to time perform research and development for others on a project basis. The Company has also licensed the NOXSO Process for distribution in Europe and Asia under a License Agreement with FLS miljo a/s, a Danish corporation engaged in the construction and design of utility power plants ("FLS"). In addition, the Company offered construction management services to others through its 70%-owned subsidiary, PROJEX, Inc. During March 1997, however, the managing principals of Projex resigned, and the operations of Projex were shut down.

Liquidity and Capital Resources

     The Company is a development stage company engaged in developing and testing the NOXSO Process. Since inception, the Company has dedicated substantially all of its resources to the acquisition, development and testing of the NOXSO Process. Since its inception, the Company's capital resources have been derived from various sources including the sale of the Company's common stock in both public and private offerings, government grants, research contracts and cooperative research activities. The total of capital raised from inception through March 31, 1997 was approximately $19.7 million.

     The Company's resources have been used to conduct a series of test programs which provided the data necessary to bring the NOXSO Process to its present state of development. The first of these programs began in 1982 in Paducah, Kentucky, at the TVA Shawnee Steam Plant. The next phase of development began in 1985, after a move to DOE's Pittsburgh Energy Technology Center, and these tests continued through June of 1989. This development program was followed by operation and testing of a pilot-scale facility at the Ohio Edison power plant located at Toronto, Ohio. This pilot-scale project facility was completed in August of 1993 with over 10,000 hours of testing. In June 1995, the Company began construction of the first commercial size demonstration facility for the NOXSO Process at Alcoa's Warrick Generating Station pursuant to the terms of the Alcoa Project Agreement. Under the terms of the Alcoa Project Agreement, the Company was required to have in hand by a designated date sufficient financial resources to perform its obligations under the Alcoa Project Agreement. The designated date was extended on several occasions, most recently until January 31, 1997. The Company was unable to obtain the financing required to complete the project by the deadline, and Alcoa terminated the Alcoa Project Agreement on February 3, 1997. As a result, the Company is obligated, under an amendment to its agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company is to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair, Inc., a supplier to the Company, described below). The entire amount becomes due and payable on January 1, 1999 if repayment has not commenced by that time.

     The Company is currently seeking an alternate site to build a commercial-size demonstration of the NOXSO Process and to obtain approval from the DOE to utilize funding granted by the DOE for the Alcoa project at an alternate site and is also engaged in discussions with DOE regarding the repayment obligation described above. DOE is not currently providing any funding to the Company. Even if the Company is able to retain the DOE funding, it will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company is currently seeking funding for its immediate needs through private placements of equity securities and convertible debt securities. The Company is also currently involved in efforts to sell the future income stream under the Olin Agreement or to sell the Tennessee Facility. In order for these efforts to succeed, the Company will need, among other things, to achieve some resolution of its dispute with Olin. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site, in obtaining the needed additional financing or in realizing any funds from its interests under the Olin Agreement.

     If the Company is unable to obtain DOE's approval to reinstate DOE funding and/or to find the necessary additional financing, the Company does not expect to be able to complete a full- scale commercial demonstration of the NOXSO Process even if an alternate site is found. Inability to complete a commercial demonstration facility would require that greater emphasis be placed upon the test results of the Company's pilot plant conducted at Toronto, Ohio and on a demonstration currently being conducted by FLS in Denmark. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will make it much more difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if financing for such a facility, both from the DOE and other sources, is not secured. Further, the termination of the Alcoa Project Agreement and the consequent delay in completing a commercial demonstration facility even if an alternate site is found and financing is obtained may result in the loss of revenues from utilities which retrofit prior to the year 2000 in order to comply with requirements of the 1990 amendments to the Clean Air Act. In such event, the Company customer base would be limited principally to those power stations having the ability to postpone compliance beyond the year 2000.

     Pursuant to the Olin Agreement, the Company has substantially completed construction of a facility at Olin's plant in Charleston, Tennessee, which will convert elemental sulfur into liquid sulfur dioxide. As described above under "Overview and Recent Developments", Olin has purported to terminate the Olin Agreement and to take title to the Tennessee Facility. Olin also has claimed that the Company has defaulted under the Olin Note. The Company has obtained a preliminary injunction which, among other things, prevents Olin from taking such action, and the Company and Olin are currently in the process of litigation with respect to the Olin Agreement. Olin and two other creditors have also filed an involuntary petition in bankruptcy against the Company, and the Company's litigation against Olin has been stayed as a result of those proceedings.

     The Tennessee Facility consists of an air separation plant supplied to the Company by Praxair, Inc. ("Praxair") and a liquid sulfur dioxide production facility. In August 1996, Praxair agreed to defer payment of the $2.7 million balance owed to Praxair for the air separation plant. The Company has agreed to pay late charges of .3% a week from the date of each outstanding invoice and to assign to Praxair amounts the Company is entitled to receive under the Olin Agreement until the Company's obligations to Praxair are paid in full. As of March 31, 1997, the Company owed Praxair $3.0 million (including late charges). In addition, following repayment of Praxair, unless the Company succeeds in restructuring its agreement with DOE, the Company will be obligated to pay DOE an amount equal to 2/3 of the revenue received under the Olin Agreement until the funds provided by DOE for the Tennessee Facility, plus interest, have been repaid. The Company is also in default under a line of credit in the amount of $1,000,000.

     Since the Company's rights under the Olin Agreement are the only significant anticipated source of operating revenue for the Company in the near term, failure of the Company (i) to realize on those rights, by successfully concluding its litigation with Olin in such a manner that Olin meets its obligations to make annual payments on the Tennessee Facility or otherwise pays the Company for the Tennessee Facility or by selling the Company's rights in the revenue stream under the Olin Agreement or its rights in the Olin Facility and (ii) to restructure its repayment obligation to DOE will make it difficult for the Company to meet its obligations to suppliers (including Praxair), lenders and others and would raise significant doubt as to the Company's ability to continue as a going concern.

     The decrease in the Company's cash and equivalents at March 31, 1997 was the net result of several transactions. The major cash inflow was proceeds of $885,500 from investments in equity securities and convertible debt securities of the Company. These funds, together with cash and cash equivalents on hand at December 31, 1996, were used during the third quarter to pay expenses of operating the Company as well as to cover the costs associated with the building of the Tennessee Facility and the commercial size demonstration facility which the Company had been constructing under the Alcoa Project Agreement (the "Alcoa Project") prior to its termination effective January 31, 1997. The Company's current ratio decreased from 0.17:1 at December 31, 1996 to 0.12:1 at March 31, 1997. This decrease is the result of operating expenses and costs of the Tennessee Facility and the Alcoa Project exceeding the funds received by the Company. As of March 31, 1997, the Company had working capital of ($11.0 million) as compared to ($9.5 million) at December 31, 1996. This decrease is the result of lack of DOE funding and costs incurred related to the search for an alternate site to build a commercial size demonstration facility.

     The Company's advance billings decreased to zero, and its accounts receivable also decreased, as a result of notice received from the DOE during the second quarter requiring the Company to bill the DOE for costs reimbursable under the Company's contract with DOE only as such costs are incurred and paid by the Company rather than the Company being permitted to estimate future costs and receive advance payments. In May 1997 DOE notified the Company that it would no longer reimburse the Company for expenses paid by the Company until DOE approves an agreement to construct a commercial size demonstration facility at an alternate site and a financing plan for such project.

     The reductions in the Company's total stockholder's equity and the increase in its deficit accumulated during the development stage resulted primarily from operating expenses exceeding funds received by the Company and from the writeoff of an additional $116,849 in costs relating to the Alcoa Project which can no longer be capitalized as a result of termination of the Alcoa Project Agreement. As a result of the decrease in the Company's stockholders' equity, it is possible that the Company's Common Stock might be delisted from the Nasdaq Small Cap Market System. If the Common Stock were no longer traded on the Nasdaq Small Cap Market System, it might only be able to be traded over the counter in the "pink sheets" or the NASD OTC Bulletin Board. The liquidity of the Company's Common Stock could be materially adversely affected if it were to be delisted from the Nasdaq Small Cap Market System.

Results of Operations

     Inception to March 31, 1997

     To date, the Company has not derived any revenues from operations. All revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $8.8 million through March 31, 1997. As a result of the significant expenses incurred from inception through March 31, 1997 in connection with the acquisition, development and testing of the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $16.2 million at March 31, 1997. Since inception through March 31, 1997, the Company's total costs and expenses were $25.0 million, including $8.1 million relating to salaries and benefits.

     Three Months Ended March 31, 1997 Compared to the Three
     Months Ended March 31, 1996

     Total funding, interest income and reimbursement of project costs for the three months ended March 31, 1997 and 1996, respectively, were $64,055 and $19,274 while total costs and expenses for the same periods were $1,734,875 and $112,930, respectively. The increase in revenues for the three month period ended March 31, 1997 compared to March 31, 1996 is due to the inclusion of revenues from PROJEX, which began operations in November 1995. The increase in costs and expenses for the three months ended March 31, 1997 compared to March 31, 1996 is primarily the result of the costs incurred related to locating an alternate site to build a commercial size demonstration facility and the writeoff of $116,849 in costs associated with the Alcoa Project. These costs can no longer be capitalized as a result of termination of the Alcoa Project Agreement.

New Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share," ("SFAS No. 128") in February 1997. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted EPS under SFAS No. 128 differs in certain calculations compared to fully diluted EPS under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. Had the Company applied the provisions of SFAS No. 128 in the third quarter of fiscal 1997, there would have been no impact compared to that which was reported.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Calabrian Litigation

     See Part II, Item 1 of Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996 for information on the Company's litigation with Calabrian Corporation

Olin Litigation

     See Part II, Item 1 of Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996 for information on the Company's litigation with Olin Corporation and the involuntary proceedings in bankruptcy commenced against the Company by Olin and two other creditors. Proceedings in the Company's suit against Olin have been stayed as a result of the pendency of the bankruptcy proceedings. A hearing in the bankruptcy proceedings has been scheduled for May 19, 1997.

Item 2. Changes in Securities.

     During January 1997, the Company sold to four accredited investors an aggregate of 230,333 Units for an aggregate purchase price of $345,500, in reliance on Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each Unit consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock. The Warrants are exercisable at a price of $1.50 per share. These transactions were previously reported in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

Item 3. Defaults Upon Senior Securities.

     On January 30, 1996, the Company received notice from Olin declaring that the Company had defaulted under the $1.8 million Olin Note which by its written terms was due on January 31, 1997. The Olin Note was issued by the Company to Olin in connection with funding of construction costs for the construction of the Tennessee Facility built by the Company under the Olin Agreement. In a complaint filed by the Company against Olin in connection with Olin's purported termination of the Olin Agreement and Olin's claim of a default under the Olin Note, the Company states that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make under the Olin Agreement when the Tennessee Facility becomes fully operational.

     The Company has also defaulted in payment of a $1,000,000 line of credit.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27.1   Financial Data Schedule

     (b) The Company filed a Form 8-K on February 14, 1997 reporting several matters under "Item 5. Other Events" including the termination of the Alcoa Project Agreement, the purported termination of the Olin Agreement and purported default under the Olin Note, the preliminary injunction issued against Olin, the lawsuit filed by the Company against Olin and the involuntary petition in bankruptcy filed by Olin and two other creditors against the Company. The Company filed a Form 8-K on March 13, 1997 reporting the sale of $540,000 in Convertible Debentures under Regulation S.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                  NOXSO CORPORATION
                                                      Registrant


Dated:  May 15, 1997                         /s/  Edwin J. Kilpela
                                             ----------------------------
                                                  Edwin J. Kilpela
                                                  President


                                             /s/  John L. Haslbeck
                                             ----------------------------
                                                  John L. Haslbeck
                                                  Vice President