Form 10-K
period 1997-06-30
NOXSO CORP
filed 1997-10-14
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended June 30, 1997, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from _______________ to _______________

                         Commission file number 0-17454

                                NOXSO CORPORATION
             (Exact name of registrant as specified in its charter)

             Virginia                                      54-1118334
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

         2414 Lytle Road
         Bethel Park, PA                    15102
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at September 30, 1997: $3,023,463

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at September 30, 1997
----------------------------              ---------------------------------
Common stock, $.01 par value                          14,999,651

Documents Incorporated by Reference: None

                                Item 1. Business

Overview

     NOXSO Corporation (the "Company") is a development stage company incorporated in Virginia on August 28, 1979. The Company is principally engaged in developing, testing, and marketing a process that is a dry post-combustion emission control technology which uses a regenerable sorbent to remove a high percentage of the pollutants which cause "acid rain" and ground level ozone from flue gas generated by burning fossil fuel (the "NOXSO Process"). See "The NOXSO Process."

     On June 4, 1997, the Company consented to the jurisdiction of the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court") and was adjudicated bankrupt. The Company is presently operating as a debtor-in-possession in the bankruptcy proceeding. Under an order of the Bankruptcy Court entered on October 2, 1997, the Company has the exclusive right to file a plan of reorganization until January 5, 1998.

Early Development of the NOXSO Process

     From 1980 to 1993 the Company was primarily engaged in designing, constructing and operating programs to test and continue the development of the NOXSO Process. The Company has operated (i) a pre-pilot testing apparatus at a coal-fired utility boiler having the equivalent of approximately 1/60 megawatts in electrical generating capacity at the Tennessee Valley Authority's Shawnee Steam Plant in Paducah, Kentucky, (ii) a pre-pilot plant demonstration on a larger scale at the Pittsburgh Energy Technology Center operated by the U.S. Department of Energy ("DOE") under a Cooperative Agreement with the DOE; and
(iii) a pilot-scale demonstration plant at an Ohio Edison power plant in Toronto, Ohio which tested a larger-scale fully-integrated NOXSO Process treatment system, treating flue gas generated from approximately 5 megawatts of electrical generating capacity.

Efforts to Develop a Commercial Demonstration Facility

     From 1989 until the present the Company has been attempting to develop a full-scale commercial demonstration of the NOXSO Process. In December 1989, the federal government's Clean Coal III Technology Program selected a proposal which had been submitted by the Company, MK-Ferguson Company ("MK-Ferguson") and W. R. Grace & Co.("Grace") for a commercial demonstration of the NOXSO Process. In March 1991, the DOE entered into a Clean Coal Technology Cooperative Agreement with MK-Ferguson to provide funding for one-half of the then-estimated $66 million cost of the project. In September 1994, the Cooperative Agreement was amended and novated to the Company by MK-Ferguson.

     The site originally proposed for construction of the full-scale commercial demonstration proved unsuitable for various reasons. The Company engaged in a search for an alternative site to construct a full-scale commercial demonstration facility, and, in August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation
("Alcoa") for the design, construction and operation of a facility to demonstrate the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana (the "Alcoa Project"). The Company completed the project definition and design phases of the Alcoa Project and commenced construction in June 1995. As a part of the approval, the DOE increased the funding for its share of costs for the project from $33 million to $41.1 million. The Alcoa Project Agreement was subject to termination by Alcoa if certain conditions were not met, including the requirement that the Company obtain the financing necessary to complete the Alcoa Project by a designated date, which was extended several times until January 31, 1997. The Company was unable to obtain the financing required to complete the project by the deadline, and Alcoa terminated the Alcoa Project Agreement on February 3, 1997.

     The Company is currently seeking an alternate site to build a commercial-size demonstration of the NOXSO Process and to obtain approval from the DOE to utilize funding granted by the DOE for the Alcoa Project at an alternate site. DOE is not currently providing any funding to the Company. Location of an alternate site to build a commercial-size demonstration facility and obtaining the funding necessary to finance construction of such a facility are two of the principal elements of the Company's plan to emerge from bankruptcy.

     Even if the Company is able to locate an alternate site for a commercial-size demonstration facility and retain the DOE funding, the Company will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company has never generated any significant operating revenue and does not anticipate that it will generate significant operating revenue in the foreseeable future. The Company has secured certain emergency interim debtor-in-possession financing (see "Funding for the Company's Operations" below) and has entered into an agreement which provides, subject to numerous conditions, for the sale of a facility constructed by the Company (see "The Olin Project -- Agreement with
Republic Financial Corporation" below). However, funds generated from these sources would not be sufficient to permit the Company to construct a commercial-size demonstration facility, and the Company does not presently have any source for any significant additional funding. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will be extremely difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if funding for such a facility, both from the DOE and other sources, is not secured promptly. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional funding. If the Company is unable to accomplish all of the foregoing objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate. In such event, it is unlikely that sufficient funds will be generated to permit any distribution to be made to the Company's stockholders.

The Olin Project

Construction of the Tennessee Facility

     In April 1995, the Company entered into a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement") with Olin Corporation ("Olin"). Under the Olin Agreement, the Company agreed to construct a facility (the "Tennessee Facility") at Olin's plant in Charleston, Tennessee to convert elemental sulfur, which is generated as a by-product of the NOXSO Process, into liquid sulfur dioxide (the "Olin Project"). It had been intended that the Company would provide elemental sulfur produced at the Alcoa Project, convert such elemental sulfur to liquid sulfur dioxide and sell the liquid sulfur dioxide to Olin. Until the Company is able to provide elemental sulfur, the Company is obligated to provide elemental sulfur and, accordingly, must purchase it from suppliers. In addition, because the Olin Project was not completed by September 1, 1996, the Company was obligated under the Olin Agreement to make certain payments to Olin relating to the purchase by Olin of liquid sulfur dioxide.

     The Olin Facility consists of an air separation plant that was supplied to the Company by Praxair, Inc. ("Praxair") and a sulfur dioxide conversion facility that was to be manufactured and supplied by Calabrian Corporation ("Calabrian") under a Purchase Agreement and License Agreement with the Company (the "Calabrian License Agreement"). In May 1996, Calabrian abandoned its portion of the Tennessee Facility and, as a result, the Company was forced to assume responsibility for completing the design and construction of that portion of the project which was abandoned. Calabrian and the Company are currently engaged in litigation regarding the abandonment of the project by Calabrian. Such litigation has been stayed on account of the Company's bankruptcy proceedings. See Item 3.

     In order to provide for construction of the Tennessee Facility, the Company obtained a loan from Olin (the "Olin Loan") in the amount of $1.874 million that, since April 12, 1996, has borne interest at a rate of 10% per annum. In August 1996, the Company also obtained the agreement of Praxair to defer payment of the approximately $2.75 million balance owed for the air separation plant until completion of a bond financing then contemplated by the Company, but no later than September 30, 1996. In connection with the agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full. At June 30, 1997, the Company had accrued approximately $400,000 in late charges relating to this agreement with Praxair.

     The agreements regarding the Olin loan provide that the loan is to be repaid on demand, but no later than October 31, 1996, which date was extended in writing to January 31, 1997. The loan is secured by a security interest in all of the Company's personal property. The loan proceeds were used to complete construction of the Tennessee Facility.

     As a result of the termination of the Alcoa Project Agreement, the Company became obligated, under an amendment to its Cooperative Agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company is to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair). The entire amount becomes due and payable on January 1, 1999 if repayment has not commenced by that time. The Company is engaged in discussions with DOE regarding this repayment obligation. DOE has filed a proof of claim as an unsecured creditor in the amount of approximately $15 million in the Company's bankruptcy proceedings.

Dispute with Olin Concerning the Tennessee Facility

     The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on the Olin Loan.

     On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin, among other things, from terminating the Olin Agreement or taking any action in violation of the Company's title to the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company sought monetary damages from Olin.

     On February 6, 1997, Olin and FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., two of the Company's suppliers, filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company is presently operating as a debtor-in-possession in the proceeding. The litigation described above brought by the Company against Olin has been transferred to the jurisdiction of the Bankruptcy Court.

Agreement with Republic Financial Corporation and Conditional Settlement of Olin Disputes

     On August 15, 1997, NOXSO entered into a letter of intent with Republic Financial Corporation ("Republic") for the sale of the Tennessee Facility. Republic, a merchant banking firm which specializes in the acquisition and financing of assets, has proposed, subject to a number of conditions, to purchase the Facility at a price of $11 million. A definitive Asset Purchase Agreement (the "Asset Purchase Agreement") setting forth the terms and conditions of the sale of the Facility to Republic was executed by the Company and Republic on September 17, 1997. In addition to the sale of the Facility and related assets, the Asset Purchase Agreement provides for the assumption by the Company of the Calabrian License Agreement. See "The Olin Project -- Construction of the Tennessee Facility" above and item 3.

     Among the numerous conditions that must be satisfied prior to the completion of the sale are negotiations with third parties of various associated agreements, including contracts for the sale of liquid sulfur dioxide and the purchase of elemental sulfur, an operation and maintenance contract, a technical support agreement, agreements for the purchase of any other input of process materials required to operate the Tennessee Facility effectively, and a land lease for the Tennessee Facility. Completion of certain of the associated agreements will require the cooperation of Olin.

     Another condition of sale involving Olin is the resolution of the disputes between the Company and Olin described above. By Stipulation and Order of Court entered September 12, 1997 ("Stipulation"), Olin and the Company conditionally resolved their disputes on the following basis. In the event that the sale to Republic closes, Olin will be entitled to payment at closing of claims totaling $5,705,828.84 plus certain accruals and less credits to the Company for liquid sulfur dioxide produced at the Facility and used or stored by Olin since February 1, 1997. As of August 31, 1997, those credits totaled $1,590,930. Additionally, at the closing on the Republic sale, the Company and Olin have agreed to execute mutual releases releasing any and all other claims or causes of action. In the event that the sale to Republic does not close, the Company and Olin will be entitled to pursue any and all claims and lawsuits which they have against each other. However, any claim of Olin in excess of the aggregate sum as agreed pursuant to the Stipulation will be assertable defensively by set-off and/or counterclaim only and will not result in any increase in the aggregate claims of Olin payable by the Company. On October 2, 1997, Calabrian file an Objection to the Stipulation. A hearing will be scheduled by the Bankruptcy Court to consider Calabrian's objection.

     Completion of a sale of the Tennessee Facility is subject to the approval of the Bankruptcy Court. A Motion for Order Approving (i) Sale of Assets Free and Clear of Liens and Encumbrances and (ii) Assumption and Assignment of Executory Contract in Connection with Sale of Assets (the "Motion") was filed with the Court on September 22, 1997, and is scheduled for hearing on October 21, 1997. In addition to the sale of the Tennessee Facility and related assets, the Motion seeks authority for the Company to assume the Calabrian License Agreement and to assign it to Republic. Subject to satisfaction of all conditions, the Asset Purchase Agreement targets November 1997 for the closing of the sale.

     Completion of a sale of the Tennessee Facility is one of the principal elements of the Company's plan to emerge from bankruptcy.

Plan of Reorganization

     Pursuant to the provisions of the Bankruptcy Code, the Company has the exclusive right to file a plan of reorganization until October 7, 1997. The sale of the Tennessee Facility is a key element of the Company's overall reorganization plan to emerge from Chapter 11. In order to allow the Company to close on the sale to Republic and to continue its search for a host site in order to commercially demonstrate the NOXSO Process, the Company filed a Motion for Extension of Exclusive Time to File Plan, and on October 2, 1997, an order was entered by the Bankruptcy Court extending the Company's exclusive period until January 5, 1998.

Funding for the Company's Operations

     During  fiscal  1997,  the  Company  raised  (i)  an  aggregate  amount  of
$1,095,500 through private placements resulting in the issuance of 1,380,333 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), and warrants to purchase 1,097,133 shares of Common Stock at exercise prices ranging from $1.50 to $.25 and (ii) $540,000 through a private placement pursuant to Regulation S of convertible subordinated debentures (the "Debentures"). All of the Debentures were converted into Common Stock, resulting in the issuance of 3,551,042 shares of Common Stock.

     On June 30, 1997, the Bankruptcy Court preliminarily approved the Company's request for emergency interim debtor-in-possession financing. Pursuant to an agreement with certain lenders (collectively, the "Interim Lenders"), the Interim Lenders agreed to lend the Company the amount of $50,000, interest free for one year. Pursuant to such agreement, the Company issued to the Interim Lenders 150,000 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"). A final order approving the interim debtor-in-possession financing was entered on August 18, 1997.

     The Company subsequently applied to the Bankruptcy Court for approval of additional debtor-in-possession financing in an amount of up to $600,000. On August 18, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain such financing from a group of lenders (the "DIP Lenders"). Pursuant to such arrangement, the Company is authorized to grant and has granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment and is authorized to issue 300,000 shares of its Common Stock in the aggregate to the DIP Lenders. To date, the DIP Lenders have loaned $583,333 to the Company pursuant to the financing arrangement, and the Company has issued 289,333 shares of Common Stock to the DIP Lenders. The loans from the DIP Lenders bear interest at the rate of 20% per annum. Interest for a one-year period (one-half of which will be refunded to the extent not earned) and a 5% origination fee have been paid from proceeds.

     The loans from both the Interim Lenders and the DIP Lenders are due and payable on the earlier of the date one year after the specific loans were made or consummation of the Company's plan of reorganization.

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

     The capture of both sulfur oxides and nitrogen oxides, referred to as sorption, is carried out by contacting the flue gas with the NOXSO Process sorbent (sodium on alumina) as the flue gas exits the boilers, just before it is discharged to the power plant chimney. The flue gas leaving the NOXSO Process sorption vessel contains small amounts of residual sulfur oxides and nitrogen oxides as well as fine particles of coal ash and minor amounts of sorbent "fines." A filtering system is used to remove this particulate matter prior to release to the power plant chimney. The sorbent material, now holding the chemically-bound sulfur oxides and nitrogen oxides is removed from the sorption vessel and conveyed to the regeneration portion of the NOXSO Process system. In the regeneration section, the sorbent is heated and treated using any number of reducing agents to form sulfur oxides and hydrogen sulfides which are further processed to produce elemental sulfur. The nitrogen oxides released when the sorbent is heated to regeneration temperature are returned with air to the coal combustor. In the combustor, the nitrogen oxides are reduced to nitrogen and oxygen which are released to the atmosphere. Alternatively, the nitrogen oxides are extracted from a closed loop around the sorbent heater and fed to a small furnace specifically designed to convert nitrogen oxides to nitrogen and oxygen. The hot combustion air returned to the combustor by the NOXSO Process results in a heat credit which is used to offset process operating costs. The sulfur is recovered (and can be sold), and the nitrogen is released into the atmosphere. The sorbent, now regenerated and able to collect more sulfur oxides and nitrogen oxides, is cooled and returned to the sorption vessel. In demonstrations conducted by NOXSO at its pilot-scale facility at Ohio Edison's plant in Toronto, Ohio, between 80% and 95% of the nitrogen oxide emissions and in excess of 95% of the sulfur oxide emissions were simultaneously removed.

Regulatory Background

     The burning of coal, oil and gas as fuel for electric power generation in power plants results in gases being released into the earth's atmosphere. This gaseous emission is commonly referred to as "flue gas." Certain of the chemicals and particles contained in flue gas have been found to be harmful to man, other animals, plants, lakes, forests and streams and to cause damage to paint, cloth, building materials and other substances. Some of these harmful chemicals and particles, commonly referred to as air pollutants, are the source of acid rain and ground level ozone and have been the subject of much investigation by the scientific community and, since the passage of the Clean Air Act, the object of federal government regulation through the actions of the United States Environmental Protection Agency (the "EPA"). Of the many potential air pollutants contained in flue gas from a coal-fired power plant, only sulfur dioxides ("SO/2"), nitrogen oxides ("NOx") and particulate matter have been regulated through imposition of emission limitations, i.e., a limitation on the amount of each pollutant that the source (in this case, a power plant) may release into the atmosphere. Until recently, Federal regulation of these emissions applied only to new power plants that commenced operations after September 1978.

     The Clean Air Act, when enacted into law in 1979, established new source performance standards that required the removal of a minimum of 70% of the sulfur dioxide when uncontrolled emissions are less than 0.6 pounds of sulfur dioxide per million Btu and a minimum of 90% of the sulfur dioxide when uncontrolled emissions are greater than or equal to 1.2 pounds of sulfur dioxide per million Btu. When uncontrolled emissions are between 0.6 and 1.2 pounds (inclusive) of SO/2, the minimum percentage removed is computed on a sliding scale and falls between 70% and 90%. With respect to power plants for which construction was commenced between August 1971 and September 1978, the Clean Air Act limited sulfur dioxide emissions to an absolute limit of 1.2 pounds of sulfur dioxide per million Btu through the use of either low-sulfur coal or scrubbers, as selected by the plant operator.

     In 1990, amendments to the Clean Air Act were enacted into law that require the utility industry to reduce emissions of sulfur and nitrogen oxides from existing fossil-fuel-fired power plants. This legislation regulates all utility power plants having a generating capacity of at least 25 megawatts regardless of when placed into service. The amendments will force drastic cuts in SO/2 emissions and place caps on nationwide SO/2 and NO/x emissions from fossil-fuel boilers. The 1990 Clean Air Act amendments and regulations thereunder establish a "market-based" system, rather than the "command-and-control" system previously used to control SO/2.

     The law provides for a two-phased program to reduce SO/2 emissions nationwide by 10 million tons from 1980 levels. When fully implemented, the amendments will limit additional annual emissions of SO/2 to 8.9 million tons. Once reduced to this level, electricity generators will be required to maintain the level indefinitely, regardless of capacity additions. Phase I, which went into effect in 1995, affects 261 boilers at 110 power plants which have been identified by EPA as having the highest emissions. Phase II, which begins January 1, 2000, will require the large generators to reduce emissions by an additional 50% and expand the program to essentially all fossil-fuel utility boilers with generating capacity of 25 megawatts or more, of which there are approximately 2,000. Industrial units may become part of the program through certain "opt-in" provisions of the regulations.

     The EPA has promulgated a two-phased NO/x emission reduction program under Title IV of the Clean Air Act Amendments of 1990. Units affected by Phase I were required to meet the applicable limits by January 1, 1996. Units affected by Phase II are required to meet the applicable limits by the year 2000. The program is intended to result in a reduction in annual NO/x emissions by approximately 1.17 million tons by the year 2000. In order to provide a more flexible approach to emission reduction, states can petition EPA to accept an emissions cap and trade program. This added flexibility is intended to encourage states in the Ozone Transport Assessment Group to move toward a regional cap and trade program for NO/x similar to that already in place for SO/2.

     In July 1997, the EPA made final new, more stringent air standards for ozone and fine particles. On October 10, 1997, the EPA proposed targets for reducing these pollutants in the Midwest, South and along the east Coast of the United States. The EPA proposal calls for significant reductions in nitrogen oxide emissions from power plants in 22 states. Ozone is produced when nitrogen oxides and unburned hydrocarbons are exposed to sunlight. Management believes these developments will have a positive effect on the market for technologies that achieve significant reductions in nitrogen oxide emissions from power plants (including the NOXSO Process, if it proves successful).

     Under the SO/2 allowance program, each generator receives SO/2 Allowances ("Allowances") at the beginning of each year each of which, when used, allows it to generate one ton of SO/2 emissions during the year of use. To the extent a generator does not expend Allowances in a year, they can be banked. Banked Allowances can be applied to future use, thus enabling facilities to execute their compliance and allowance strategies according to individual plant reduction requirements, system-wide planning cycles, and pollutant-reduction requirements throughout their entire system. Allowances can also be sold for use by others to enable them to emit SO/2.

     The standards set by the 1990 amendments, as they relate to sulfur oxide emissions, are unlikely to be met without the use of low sulfur fuels, flue gas desulfurization ("FGD") systems or certain advanced coal technologies now under development such as the NOXSO Process. Available FGD systems, commonly called "scrubbers," present operational problems, consume energy and, except for systems that produce gypsum as a byproduct, generate large volumes of solid waste material which must be disposed of in an environmentally acceptable manner.

Markets for the NOXSO Process

     The Company believes that the size of the potential market for NOXSO Process treatment plants will depend on a number of factors. The acid rain provisions of the amendments to the Clean Air Act passed by Congress in 1990 impose additional restrictions on NO/x and SO/2 emissions at coal-fired power plants. Facilities regulated under the law were required to comply with the Phase I levels by 1995 and Phase II levels by the year 2000. The Company believes this legislation will increase demand for the NOXSO Process (if it is proven successful) and competitive processes in and after the year 2000.

     According to the DOE, in 1994, 52% of all electricity generated in the United States was generated by coal-burning power plants. Although concerns over air quality impose limitations on the use of coal rather than cleaner burning oil and gas, the Company believes that the increasing dependency of the United States on foreign oil and limited known domestic reserves of oil and gas, together with the increase in energy demand, may result in coal playing an increasing role in electrical power generation. To the Company's knowledge, there are several new coal-burning power plants planned for start-up within the next five to ten years. However, to the extent existing alternative energy sources become more attractive or new energy sources are developed and prove to be economically feasible, the use of coal as an energy source may decrease. This would materially reduce the potential market for the NOXSO Process.

     The Company believes that the utility industry will require commercial-scale demonstration of the NOXSO Process prior to committing to the installation of such a system to prove the technical and economic viability of the process. The Company has not located a site to construct a commercial-scale demonstration facility or obtained the funding to construct such a facility if a site is located.

     It is anticipated that, if the NOXSO demonstration is successful, the Company's revenues would be derived principally from royalties on the sale of NOXSO sorbent and from technology license fees for licenses of the NOXSO technology to energy companies, independent power producers, or engineering firms that design, build, and install pollution control equipment on new and existing power plants.

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

     Many of the companies engaged in the development or construction of flue gas emission control systems are well-established in this field. The dominant companies in the United States include Babcock & Wilcox Company, Asea Brown Boveri, Wheelabrator, Joy Bischoff and Pure Air. The Company does not intend to construct pollution control facilities itself, but, if the NOXSO Process is successful, the Company will seek to license the technology to major engineering firms engaged in the design and construction of pollution control equipment.

     In addition to direct competition from other companies engaged in development of flue gas desulfurization systems, the Company's process, because it relates to coal and high sulfur oil is in competition with other available energy sources such as gas, nuclear and solar energy, geo thermal and wind power. To the extent that any of these energy sources becomes more desirable or that coal becomes less desirable as an energy source, for political, environmental, economic or other reasons, the ability of the NOXSO Process to compete effectively may be adversely affected.

     Accordingly, if the NOXSO Process is successful, it will compete with a number of different technologies on the basis of technical and economic viability. In addition to being able to meet any required emission standards on an operating basis, the NOXSO Process treatment facility must be operationally cost efficient compared to alternative technologies.

Certain License Agreements

Agreements with Grace

     Since March 1982, Grace, which as of September 30, 1997 owned approximately 13.4% of the Company's Common Stock, has provided technical personnel and financial support to the Company in its effort to develop the sorbent for the NOXSO Process. Grace has provided different versions of the sorbent to the Company for testing during this period. In 1987, the Company and Grace entered into a series of agreements intended to advance the development of the NOXSO Process, including a research agreement (the "Research Agreement"), which has expired, under which Grace provided funding of $400,000 per year for three years for testing and development of the NOXSO Process, and a license and supply agreement (the "Grace License Agreement"), which continues in effect, relating to sorbent technology. Grace has no continuing obligation with respect to the development of the NOXSO Process or to provide funding to the Company.

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

Agreements with FLS

     In March 1992, the Company entered into a license agreement (the "FLS License Agreement") with FLS miljo a/s ("FLS"), a Danish corporation engaged in the construction and design of utility power plants and pollution control equipment. The FLS License Agreement authorizes FLS to market, sell, design and construct NOXSO Process facilities in 33 countries throughout Europe, parts of Asia and the countries comprising the former Soviet Union. Upon entering into the FLS License Agreement, FLS purchased 266,666 shares of common stock and a warrant to purchase 133,334 additional shares (which warrant has expired without being exercised) in consideration of $2 million.

     Under the FLS License Agreement, FLS must install the NOXSO Process on at least 500 megawatts of coal-fired electric generating capacity annually commencing in March 1997 in order to maintain its license. To the Company's knowledge, no installations have been sold to date. FLS is required to pay to the Company royalties of (i) 3% of the installed cost of the NOXSO Process and 5% of associated engineering fees if the system installed is completely of the

Company's design, or (ii) 2% of the installed cost of the NOXSO Process and 5% of associated engineering fees if the system installed is modified with FLS technology.

     In March 1993, FLS entered into an agreement with ELKRAFT, a Danish utility, for FLS to design and construct a demonstration plant of a seven megawatt facility in Denmark. The construction of the project was completed in 1994 and the demonstration was completed by the Summer of 1997. To the Company's knowledge, the demonstration, to date, has met expectations as to SO/2 and NO/x removal rates. The Company is not a party to this agreement and has no role in the funding or operation of the project. The Company does not presently expect to receive any royalty income on the FLS license before 1999 at the earliest.

Other Business

     In November 1995 the Company formed a 70%-owned subsidiary, PROJEX, Inc., to conduct a business utilizing the construction management expertise available to the Company in its development and demonstration of the NOXSO Process. PROJEX provided construction management support services and was also engaged by the Company to supervise construction of the Alcoa Project and the Tennessee Facility. In March 1997 the operations of PROJEX were shut down.

     The Company has also in the past engaged in several early-stage developmental projects that are intended to utilize its engineering expertise to develop other technologies, processes, sorbent and facilities to assist others to comply with environmental laws. The Company is presently limiting its efforts on these projects to concentrate on developing and implementing its plan to emerge from bankruptcy.

Patents

     The Company has eight United States patents, one covering a method for the removal of nitrogen oxides from a gas such as a flue gas, two covering a regenerable attrition resistant sorbent and related adsorption processes useful for the removal of nitrogen oxides, sulfur oxides, and hydrogen sulfide from waste gas streams such as a flue gas, and one covering a process for the removal of nitrogen oxides and/or sulfur oxides from a gas containing nitrogen oxides and/or sulfur oxides such as a flue gas. The Company also was granted a United States Patent covering its process for regenerating sorbent by removing nitrogen oxides and sulfur oxides contained by the sorbent, two United States patents covering removal of nitrogen and sulfur oxides from a flue gas using a transport line absorber and a United States patent covering a down comer and flapper valve used to transport sorbent through a multistage fluid bed adsorber. The Company's United States patents expire on various dates ranging from 2005 to 2014.

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

     The Company also has two United States patent applications pending which cover improvements to the NOXSO Process that were demonstrated at the Company's pilot-scale facility. In August 1996, the European Patent Office approved the Company's application for a patent covering the removal of nitrogen oxides and sulfur oxides from flue gas using a transport line adsorber. The Company is proceeding to register or validate this patent in Belgium, Germany, Denmark, Spain, and the United Kingdom.

Employees

     The Company currently has ten full-time employees. These employees are responsible for managing the Company and the continued development of the NOXSO Process and the management and analysis of the results of the various tests being performed. As a result of termination of the Alcoa Project Agreement and the Company's bankruptcy, the Company has significantly reduced its staff. The Company would be required to hire additional staff to develop and construct a commercial-size demonstration facility, if a site for such facility is located and funding to construct such facility is obtained. The Company is not a party to any collective bargaining agreement and believes that it has a favorable relationship with its employees.

Risks; Forward Looking and Other Statements

     The statements above and elsewhere in this Report relating to the Company's prospects and its ability to meet it various objectives are forward-looking statements. Various factors could prevent the Company from realizing these objectives, including the following:

     The Company is presently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. The principal elements of the Company's plan to emerge from bankruptcy are the sale of the Tennessee Facility and the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process.

     Even if the Company is able to locate an alternate site for a commercial-size demonstration facility and retain the DOE funding, the Company will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company has never generated any significant operating revenue and does not anticipate that it will generate significant operating revenue in the foreseeable future. The Company has secured certain emergency interim debtor-in-possession financing (see "Funding for the Company's Operations" above) and has entered into an agreement which provides, subject to numerous conditions, for the sale of the Tennessee Facility (see "The Olin Project -- Agreement with Republic Financial Corporation" above). However, funds generated from these sources would not be sufficient to permit the Company to construct a commercial-size demonstration facility, and the Company does not presently have any source for any significant additional funding. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will be extremely difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if funding for such a facility, both from the DOE and other sources, is not secured promptly. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional funding. If the Company is unable to accomplish all of the foregoing objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate. In such event, it is unlikely that sufficient funds will be generated to permit any distribution to be made to the Company's stockholders.

     Although the Company and Republic have executed an Asset Purchase Agreement relating to the sale of the Tennessee Facility, consummation of such sale is subject to a number of conditions, many of which are outside the Company's control. See "The Olin Project -- Agreement with Republic Financial Corporation." As a result, there can be no assurance that the Company will succeed in selling the Tennessee Facility to Republic or to any other purchaser at a satisfactory price.


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

     This litigation has been stayed as a result of the pendency of the Company's bankruptcy proceedings.

Olin Litigation

     In April 1995, the Company and Olin entered into the Olin Agreement to construct the Tennessee Facility to convert elemental sulfur into liquid sulfur dioxide. The Tennessee Facility was substantially completed in January 1997, and the Company and Olin had commenced startup of the Tennessee Facility in order to cause it to become fully operational. The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on the $1.874 million note (the "Olin Note") issued in connection with a loan by Olin to the Company as partial funding for construction of the Tennessee Facility.

     On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the Company's title to the Tennessee Facility,
(iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility or (v) taking any action to foreclose against the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company has sought damages in excess of $32 million. In its action, the Company contends, among other things, that it has committed no material breach of the Olin Agreement and that the Company has substantially completed construction of the Tennessee Facility. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make on the Tennessee Facility when it becomes fully operational. This litigation has been transferred to the jurisdiction of the Bankruptcy Court.

     In connection with the sale of the Tennessee Facility contemplated by the Asset Purchase Agreement between the Company and Republic Financial Corporation ("Republic"), by Stipulation and Order of Court entered September 12, 1997 ("Stipulation"), Olin and the Company conditionally resolved their disputes on the following basis. In the event that the sale to Republic closes, Olin will be entitled to payment at closing of claims totaling $5,705,828.84 plus certain accruals and less credits to the Company for liquid sulfur dioxide produced at the Facility and used or stored by Olin since February 1, 1997. As of August 31, 1997, those credits totaled $1,590,930. Additionally, at the closing on the Republic sale, the Company and Olin have agreed to execute mutual releases releasing any and all other claims or causes of action. In the event that the sale to Republic does not close, the Company and Olin will be entitled to pursue any and all claims and lawsuits which they have against each other. However, any claim of Olin in excess of the aggregate sum as agreed pursuant to the Stipulation will be assertable defensively by set-off and/or counterclaim only and will not result in any increase in the aggregate claims of Olin payable by the Company. On October 2, 1997, Calabrian Corporation filed an Objection to the Stipulation. A hearing will be scheduled by the Bankruptcy Court to consider Calabrian's objection.

Bankruptcy Proceedings

     On February 6, 1997,  Olin,  FRU-CON  Construction  Company and  Industrial
Rubber & Safety Products, Inc. filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company is presently operating as a debtor-in-possession in the proceeding.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

     The Company's common stock is traded on the over-the-counter market under the symbol "NOXSOQ". Prior to June 4, 1997, it was traded in the Nasdaq Small Cap Market System. The following table sets forth the range of high and low closing bid quotations of the common stock for each fiscal quarter within the two most recent fiscal years. The quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


           Fiscal Quarter Ended                                Bid Prices $
           --------------------                                ------------

                  1996                                      High         Low
                  ----                                      ----         ---
     September 30, 1995 (First Quarter)                     8.375        3.063
     December 31, 1995 (Second Quarter)                     6.750        4.625
     March 31, 1996 (Third Quarter)                         5.625        3.875
     June 30, 1996 (Fourth Quarter)                         5.875        3.875

                  1997
                  ----
     September 30, 1996 (First Quarter)                     6.875        4.00
     December 31, 1996 (Second Quarter)                     6.125        1.75
     March 31, 1997 (Third Quarter)                         4.5625       0.75
     June 30, 1997 (Fourth Quarter)                         1.50         0.25

                  1998
                  ----
     September 30, 1997 (First Quarter)                     0.75         0.125

     ---------------------------------

     The closing price of the Company's common stock was $0.25 on October 6, 1997.

Holders of the Company's Common Stock

     As of June 30, 1997 and September 30, 1997, respectively, there were approximately 783 and 775 holders of the Company's common stock.

Dividends

     The Company has never paid cash dividends on its common stock. Payment of dividends will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. The Company does not anticipate paying cash dividends for the foreseeable future.

Item 6. Selected Financial Data

     The following selected financial data is qualified in its entirety by reference to the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The selected financial data for the five years ended June 30, 1997, has been derived from the Company's audited financial statements.


   Operating Results                               Year Ended June 30,
   -----------------     -------------------------------------------------------------------------


                             1997           1996           1995           1994           1993
                             ----           ----           ----           ----           ----
Costs and Expenses ...   $ 7,411,804    $   556,132    $ 2,648,842    $ 3,125,312    $ 4,222,034

Net Loss .............    (6,011,352)      (394,269)    (1,760,658)    (1,931,657)    (2,292,197)

Per Share Data:
Net Loss Per Share ...         (0.59)         (0.04)         (0.20)         (0.22)         (0.30)

Weighted Average
Number of Shares
Outstanding (in 000's)        10,109          9,308          8,777          8,645          7,723


   Financial Position                                    June 30,
   ------------------    -------------------------------------------------------------------------

                             1997           1996           1995           1994           1993
                             ----           ----           ----           ----           ----
Working Capital ...     (12,421,971)   $ (4,428,663)   $    583,359   $  1,808,399   $  3,578,616

Total Assets ......      12,176,786      11,199,396       3,423,873      3,690,130      4,964,195

Long-Term Debt ....            --              --              --             --             --

Total Stockholders'
Equity ............      (1,458,193)      3,104,454       1,510,629      1,914,415      3,708,560

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a development stage company and is principally engaged in developing, testing, and marketing a process that is a dry post-combustion emission control technology which uses a regenerable sorbent to remove a high percentage of the pollutants which cause "acid rain" and ground level ozone from flue gas generated by burning fossil fuel.

     On June 4, 1997, the Company consented to the jurisdiction of the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court") and was adjudicated bankrupt. The Company is presently operating as a debtor-in-possession in the bankruptcy proceeding. Under an order of the Bankruptcy Court entered on October 2, 1997, the Company has the exclusive right to file a plan of reorganization until January 5, 1998.

Liquidity and Capital Resources

     Since inception, the Company has dedicated substantially all its resources to the acquisition, development and testing of the NOXSO Process. From the beginning of fiscal 1997 until January 31, 1997, the Company was principally engaged in (i) the design, construction and operation of a facility to demonstrate the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana (the "Alcoa Project") and (ii) the construction of a facility (the "Tennessee Facility") at Olin's plant in Charleston, Tennessee to convert elemental sulfur, which is generated as a by-product of the NOXSO Process, into liquid sulfur dioxide (the "Olin Project") pursuant to a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement"). In connection with construction of the Tennessee Facility, the Company became obligated to Olin under a loan (the "Olin Loan") in the amount of $1.874 million which Olin had made to the Company in order to provide for construction of the Tennessee Facility and to Praxair for the balance of the approximately $2.75 million balance (plus late charges) of the contract price for an air separation plant supplied to the Company by Praxair as part of the Tennessee Facility. See "Efforts to Develop a Commercial Demonstration Facility" and "The Olin Project -- Construction of the Tennessee Facility" in item 1.

     The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on the Olin Loan. The Company commenced litigation against Olin in connection with its purported termination of the Olin Agreement. In addition, on February 3, 1997, Alcoa terminated the Alcoa Project Agreement because the Company was unable to obtain the financing required to complete the project by the designated date, which was extended several times until January 31, 1997. As a result of the termination of the Alcoa Project Agreement, the Company became obligated, under an amendment to its Cooperative Agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. DOE has filed a proof of claim as an unsecured creditor in the amount of approximately $15 million in the Company's bankruptcy proceedings.

     On February 6, 1997, Olin and two of the Company's suppliers filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company is presently operating as a debtor-in-possession in the proceeding. The litigation described above brought by the Company against Olin has been transferred to the jurisdiction of the Bankruptcy Court.

     The Company is currently seeking an alternate site to build a commercial-size demonstration of the NOXSO Process and to obtain approval from the DOE to utilize funding granted by the DOE for the Alcoa Project at an alternate site. DOE is not currently providing any funding to the Company. Location of an alternate site to build a commercial-size demonstration facility and obtaining the financing necessary to finance construction of such a facility are two of the principal elements of the Company's plan to emerge from bankruptcy.

     Even if the Company is able to locate an alternate site for a commercial-size demonstration facility and retain the DOE funding, the Company will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company has never generated any significant operating revenue and does not anticipate that it will generate significant operating revenue in the foreseeable future. During fiscal 1997, the Company raised (i) an aggregate amount of $1,095,500 through private placements resulting in the issuance of 1,380,333 shares of the Company's Common Stock, par value $.01 per share ("Common Stock"), and warrants to purchase 1,097,133 shares of Common Stock at exercise prices ranging from $1.50 to $.25 and (ii) $540,000 through a private placement pursuant to Regulation S of convertible subordinated debentures (the "Debentures"). All of the Debentures were converted into Common Stock, resulting in the issuance of 3,551,042 shares of Common Stock. The Company has also secured certain emergency interim debtor-in-possession financing (see "Funding for the Company's Operations" in item 1) and has entered into an agreement which provides, subject to numerous conditions, for the sale of the Tennessee Facility (see "The Olin Project -- Agreement with Republic Financial Corporation" in item 1). However, funds generated from these sources would not be sufficient to permit the Company to construct a commercial-size demonstration facility, and the Company does not presently have any source for any significant additional funding. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will be extremely difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if funding for such a facility, both from the DOE and other sources, is not secured promptly. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional funding. If the Company is unable to accomplish all of the foregoing objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate. In such event, it is unlikely that sufficient funds will be generated to permit any distribution to be made to the Company's stockholders.

     Although the Company and Republic have executed an Asset Purchase Agreement relating to the sale of the Tennessee Facility, consummation of such sale is subject to a number of conditions, many of which are outside the Company's control. See "The Olin Project -- Agreement with Republic Financial Corporation" in item 1. As a result, there can be no assurance that the Company will succeed in selling the Tennessee Facility to Republic or to any other purchaser at a satisfactory price.

Results of Operations

     To date, the Company has not derived any significant revenues from operations. Substantially all revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $9.7 million through June 30, 1997. As a result of the significant expenses incurred from inception through June 30, 1997 in connection with the acquisition, development and testing of the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $17.9 million at June 30, 1997. Since inception through June 30, 1997, the Company's total costs and expenses were $27.6 million, including $8.5 million relating to salaries and benefits.

     Total funding, interest income, reimbursement of project costs and sulfur dioxide processing revenue for the fiscal years ended June 30, 1997,1996 and 1995 were $1.4 million, $0.2 million and $0.9 million, respectively, while total costs and expenses for the same periods were $7.4 million, $0.6 million and $2.6 million, respectively. The decrease in revenues and the decrease in costs and expenses from fiscal 1995 to fiscal 1996 was due to the fact that the Company had begun capitalizing its costs related to the Alcoa Project and the Tennessee Facility and the DOE's portion of the costs and revenues were being offset against the construction-in-progress. Because of the termination of the Alcoa Project Agreement, costs relating to the Alcoa Project can no longer be capitalized, and $2.1 million of such costs were written off in fiscal 1997. In addition, significant other costs, such as salaries and general and administrative expenses, during fiscal 1997 were not related to any ongoing project and, accordingly, were expensed. Depreciation and amortization increased by $0.66 million because the Tennessee Facility is completed and is now classified as plant and is accordingly being depreciated. The Company has also recognized a $1.5 million loss on impairment of asset related to the Tennessee Facility. Primarily for these reasons, costs and expenses increased by $6.8 million in fiscal 1997 over fiscal 1996. The Tennessee Facility became operational in 1997, and the Company had revenue and operating expenses relating to the Tennessee Facility for the first time. In fiscal 1997, the Company had revenue of $0.86 million relating to the sale of liquid sulfur dioxide produced at the Tennessee Facility and incurred expenses of $1.3 million in sulfur dioxide processing costs.

New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structures." SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior year earnings per share (EPS) data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant on its reported EPS.

     SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure and the contractual rights of the holders of such securities. The company will adopt SFAS No. 129 in fiscal 1998 and does not anticipate that the statement will have a significant on its disclosures.

Item 8. Financial Statements and Supplementary Data



                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                            Page
                                                                            ----

Report of Independent Public Accountants

Financial Statements:

  Consolidated Balance Sheets June 30, 1997 and 1996

  Consolidated Statements of Operations for the Cumulative
    Period from Inception to June 30, 1997, and for the Years Ended June 30, 1997, 1996 and 1995

  Consolidated Statements of Changes in Stockholders' Equity for the Cumulative Period from Inception to June 30, 1997, and for the Years Ended June 30, 1997, 1996 and 1995

  Consolidated Statements of Cash Flows for the Cumulative
    Period from Inception to June 30, 1997, and for the Years
    Ended June 30, 1997, 1996 and 1995

  Notes to Consolidated Financial Statements


All other schedules have been omitted because the required information is not applicable or the information is included in the financial statements or notes thereto

Item 8. Financial Statements and Supplementary Data



                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Public Accountants

Financial Statements:

   Consolidated Balance Sheets as of June 30, 1997 and 1996

   Consolidated   Statements  of  Operations  for  the
     Cumulative Period from Inception to June 30, 1997, and for the Years Ended June 30, 1997, 1996 and 1995


   Consolidated Statements of Changes in
     Stockholders' Equity for the Cumulative
     Period from Inception to June 30, 1997, and for the Years Ended June 30, 1997, 1996 and 1995

   Consolidated  Statements  of  Cash  Flows  for  the
     Cumulative Period from Inception to June 30, 1997, and for the Years Ended June 30, 1997, 1996 and 1995


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

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   NOXSO Corporation

We have audited the accompanying consolidated balance sheets of NOXSO Corporation (a Virginia corporation in the development stage) and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Generally accepted accounting principles recommend, but do not require, that companies change their method of accounting for stock-based compensation plans to one that attributes costs equal to the fair value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosure which in effect restates a company's results for comparative periods as if the new method of accounting had been adopted. As more fully explained in Note 17 to the financial statements, the Company elected not to adopt the recognition provisions of Statement of
Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and has not complied with the related disclosure requirements.

In our opinion, except for the effects of not adopting SFAS No. 123 as discussed in the preceeding paragraph, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOXSO Corporation and subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has never generated revenue from operations as it has yet been unsuccessful in obtaining a host site for the Full-Scale Demonstration Facility to implement the Noxso process. In addition, as described in Note 1 to the accompanying consolidated financial statements, on February 6, 1997, Olin Corporation and two of the Company's suppliers filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and converted the bankruptcy to a proceeding under Chapter 11 of the U.S. Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Court and the Company's creditors, are also described in Note 3. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                           ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
September 30, 1997, except
for the matters discussed
in Notes 1, 3, and 14 as
to which the date is
October 2, 1997.

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                ASSETS              June 30, 1997  June 30, 1996
                                                    -------------  -------------
CURRENT ASSETS:
  Cash and equivalents                                 $   47,470   $  464,723
  Bank certificate of deposit                           1,000,000    1,000,000
  Accounts receivable                                      65,760    2,163,420
  Prepaid expenses and other current assets                99,778       38,136
                                                        ---------    ---------
         Total Current Assets                           1,213,008    3,666,279
                                                        ---------    ---------

PROPERTY AND EQUIPMENT:
  Plant                                                11,532,124         --
  Equipment                                               339,931      341,936
  Furniture and Fixtures                                  108,832      111,661
  Leasehold improvements                                   16,646       16,646
  Construction in progress                                 44,975    7,469,545
                                                        ---------    ---------
                                                       12,042,508    7,939,788
  Less: Accumulated depreciation                       (1,083,038)    (412,151)
                                                        ---------    ---------
                                                       10,959,470    7,527,637
                                                       ----------    ---------

  Other assets                                               --          1,172
  Deposits                                                  4,308        4,308
                                                        ---------    ---------
         Total Assets                                 $12,176,786  $11,199,396
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
  Notes payable                                        $2,922,500   $2,874,000
  Accounts payable                                      5,475,428    3,424,692
  Accrued compensation                                     26,021       98,975
  Advanced billings                                          --      1,379,549
  Deferred income taxes                                   120,294         --
  Other current liabilities                               578,055      290,945
  Minority interest in consolidated subsidiary             24,300       26,781
                                                        ---------    ---------
         Total Liabilities Not Subject To Compromise    9,146,598    8,094,942
                                                        ---------    ---------

PREPETITION LIABILITIES SUBJECT TO COMPROMISE:          4,488,381         --

COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value: Authorized,
      20,000,000 shares. Issued and outstanding
      11,264,740 shares and
      9,652,096 shares, respectively                      110,649       96,523
  Paid-in capital                                      16,349,532   14,914,953
  Deficit accumulated during the development stage    (17,893,374) (11,882,022)
                                                       ----------    ---------
                                                       (1,433,193)   3,129,454
  Less: Cost of 2,985 shares of
      common stock held in treasury                       (25,000)     (25,000)
                                                       ----------    ---------
         Total Stockholders' Equity (Deficit)          (1,458,193)   3,104,454
                                                       ----------    ---------
         Total Liabilities and Stockholders' Equity   $12,176,786  $11,199,396
                                                      ===========  ===========

See accompanying notes to consolidated financial statements.

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                            Date of Inception,              Fiscal Year Ended June 30,
                                                             August 28, 1979,   ----------------------------------------------------
                                                            to June 30, 1997          1997                1996                1995
                                                            ----------------          ----                ----                ----
                                                            (Not covered by
                                                           auditor's report)
  COSTS AND EXPENSES:

  Purchase of NOXSO Process                                   $    260,625       $       --         $       --         $       --
  Contract development - concept testing                         1,169,759               --                 --                 --
  Contract development - demonstration testing                   1,727,715               --                 --              767,387
  Designing, drafting and consulting                             1,122,653             15,362              4,750             38,679
  Supplies, instruments and equipment                            1,992,287             38,243             19,520             83,102
  Depreciation and amortization                                  1,222,210            689,277             33,101             32,440
  Other research and development                                   386,309               --                 --               43,969
  Salaries and benefits                                          8,460,526            845,608            175,633          1,108,250
  Professional fees                                              1,845,120            263,326             33,323            194,023
  Rent                                                             624,661            105,078             33,501            125,628
  Income tax expense                                               116,733             83,552             33,181               --
  Other general administrative                                   3,794,572            498,677            223,123            255,364
  Sulfur dioxide processing costs                                1,280,532          1,280,532               --                 --
  Loss on impairment of asset                                    1,496,935          1,496,935               --                 --
  ALCOA Project Expense                                          2,095,124          2,095,124               --                 --
                                                              ------------       ------------       ------------       ------------
TOTAL COSTS AND EXPENSES                                        27,595,761          7,411,804            556,132          2,648,842
                                                              ------------       ------------       ------------       ------------

LESS FUNDING AND OTHER:
  Funding of research agreement                                  1,200,000               --                 --                 --
  Reimbursement of project costs                                 4,992,031             92,059             45,782            793,086
  Government grant                                               1,128,020               --                 --               39,863
  Sulfur dioxide processing revenue                                863,940            863,940               --                 --
  Interest income                                                1,096,306             57,984             81,560             55,235
  Other                                                            446,955            383,688             61,002               --
                                                              ------------       ------------       ------------       ------------
TOTAL FUNDING AND OTHER                                          9,727,252          1,397,671            188,344            888,184
                                                              ------------       ------------       ------------       ------------
  Minority interest in net income of
      consolidated subsidiary                                       23,700             (2,781)            26,481               --
NET LOSS                                                      $(17,892,209)      $ (6,011,352)      $   (394,269)      $ (1,760,658)
                                                              ============       ============       ============       ============

LOSS PER COMMON SHARE                                                            $      (0.59)      $      (0.04)      $      (0.20)

AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                      10,109,179          9,308,394          8,776,817
                                                                                 ============       ============       ============

See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO JUNE 30 1997

                                                        Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                     Consideration                Common Stock         Deficit Accumu-
                                                  ------------------           ------------------       lated During
                                                   Per                        Shares          Par         Paid-in        Development
                                                  Share        Total          Issued         Value        Capital          Stage
                                                  -----        -----          ------         -----        -------          -----
AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991 (not covered by auditor's report):
  1979 - Issuance of Common Stock                $ .005  $       600(1)       120,000   $     1,200    $      (600)   $      --
  1980 - Issuance of Common Stock                  .563      956,250(2)     1,700,000        17,000        791,382           --
  1980 - Issuance of Warrants                       --           850(3)          --            --              850           --
  1983 - Issuance of Common Stock                  .2813      28,125(4)       100,000         1,000         27,125           --
  1986 - Issuance of Common Stock                  .125      155,000(1)     1,240,000        12,400        142,600           --
  1986 - Issuance of Common Stock                  .125       32,500(5)       260,000         2,600         29,900           --
  1987 - Issuance of Common Stock                  .50       134,000(1)       268,000         2,680        131,320           --
  1987 - Issuance of Common Stock                  .50        42,900(5)        85,800           858         42,042           --
  1988 - Issuance of Stock Option                            250,000(6)          --            --          250,000           --
  1989 - Issuance of Common Stock                  .675       27,000(7)        40,000           400         26,600           --
  1989 - Issuance of Common Stock                  .50       147,500(8)       295,000         2,950        144,550           --
  1989 - Issuance of Common Stock                 2.50     4,000,000(2)     1,600,000        16,000      3,174,721           --
  1989 - Issuance of Warrants                                     80(3)          --            --               80           --
  1991 - Issuance of Common Stock                 1.129      569,464(9)       504,620         5,046        564,418           --
  1991 - Issuance of Common Stock                  .675       27,000(7)        40,000           400         26,600           --
  1991 - Issuance of Common Stock                  .675       27,000(9)        40,000           400         26,600           --
  Net loss                                                                       --            --             --       (3,278,694)
                                                                          -----------   -----------    -----------    -----------
BALANCE, JUNE 30, 1991                                                      6,293,420   $    62,934    $ 5,378,188    $(3,278,694)

                                                        Stockholders' Equity
------------------------------------------------------------------------------------------
                                                                    Notes
                                                                  Receivable
                                                     Treasury   for Purchase of
                                                      Stock      Common Stock      Total
                                                      -----      ------------      -----
AUGUST 28, 1979 (INCEPTION)
TO JUNE 30, 1991 (not covered by auditor's report):
  1979 - Issuance of Common Stock                $      --      $      --      $       600
  1980 - Issuance of Common Stock                       --             --          808,382
  1980 - Issuance of Warrants                           --             --              850
  1983 - Issuance of Common Stock                       --             --           28,125
  1986 - Issuance of Common Stock                       --             --          155,000
  1986 - Issuance of Common Stock                       --             --           32,500
  1987 - Issuance of Common Stock                       --             --          134,000
  1987 - Issuance of Common Stock                       --             --           42,900
  1988 - Issuance of Stock Option                       --             --          250,000
  1989 - Issuance of Common Stock                       --          (27,000)          --
  1989 - Issuance of Common Stock                       --          (30,000)       117,500
  1989 - Issuance of Common Stock                       --             --        3,190,721
  1989 - Issuance of Warrants                           --             --               80
  1991 - Issuance of Common Stock                       --             --          569,464
  1991 - Issuance of Common Stock                       --          (27,000)          --
  1991 - Issuance of Common Stock                       --             --           27,000
  Net loss                                              --             --       (3,278,694)
                                                 -----------    -----------    -----------
BALANCE, JUNE 30, 1991                           $      --      $   (84,000)   $ 2,078,428

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO JUNE 30, 1997 (continued)

                                                        Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                   Consideration                  Common Stock                      Deficit Accumu-
                                                ------------------            --------------------                    lated During
                                                 Per                          Shares           Par         Paid-in     Development
                                                Share        Total            Issued          Value        Capital        Stage
                                                -----        -----            ------          -----        -------  ----------------
YEAR ENDED JUNE 30, 1992: (not covered in auditor's report)
  Issuance of Common Stock                      $1.129  $   683,356(9)         605,544   $     6,056    $   677,300    $      --
  Issuance of Common Stock                        7.50    2,000,000(1)         266,666         2,666      1,997,334           --
  Issuance of Common Stock                        2.75        5,500(9)           2,000            20          5,480           --
  Issuance of Common Stock                        2.00       69,124(10)         34,562           346         68,778           --
  Issuance of Common Stock                                         (11)        116,500         1,165          --           (1,165)
  Satisfaction of notes receivable                              --               --            --             --              --
  Net loss                                                                       --            --             --       (2,223,382)
                                                                            ---------   -----------    -----------    -----------
BALANCE, JUNE 30, 1992                                                      7,318,692        73,187      8,127,080     (5,503,241)

YEAR ENDED JUNE 30, 1993: (not covered in auditor's report)
 Issuance of Common Stock                         1.129    683,356(9)         605,544         6,056        677,300           --
 Issuance of Common Stock                         2.04      26,260(9)          12,866           129         26,131           --
 Issuance of Common Stock                          .50                         50,000           500         24,500           --
 Acquisition of Common Stock for treasury                     --                 --            --             --
 Satisfaction of notes receivable                             --                 --            --             --             --
 Issuance of Common Stock                         5.00   2,594,115(16)        571,250         5,712      2,588,403           --
 Net loss                                                                        --            --             --       (2,292,197)
                                                                            ---------   -----------    -----------    -----------
BALANCE, JUNE 30, 1993                                                      8,558,352        85,584     11,443,414     (7,795,438)

YEAR ENDED JUNE 30, 1994: (not covered in auditor's report)
  Issuance of Common Stock                        1.129    113,888(9)         100,920         1,009        112,879           --
  Issuance of Common Stock                        2.00      23,624(13)         11,812           118         23,506           --
  Net loss                                                                       --            --             --       (1,931,657)
                                                                            ---------   -----------    -----------    -----------
BALANCE, JUNE 30, 1994                                                      8,671,084   $    86,711    $11,579,799    $(9,727,095)

                                                        Stockholders' Equity
------------------------------------------------------------------------------------------
                                                                     Notes
                                                                   Receivable
                                                    Treasury     for Purchase of
                                                      Stock      Common Stock       Total
                                                      -----      ------------       -----
YEAR ENDED JUNE 30, 1992: (not covered in auditor's report)
  Issuance of Common Stock                        $      --      $      --      $   683,356
  Issuance of Common Stock                               --             --        2,000,000
  Issuance of Common Stock                               --             --            5,500
  Issuance of Common Stock                               --             --           69,124
  Issuance of Common Stock                               --             --             --
  Satisfaction of notes receivable                       --           57,000(12)     57,000
  Net loss                                               --             --       (2,223,382)
                                                  -----------    -----------    -----------
BALANCE, JUNE 30, 1992                                   --          (27,000)     2,670,026

YEAR ENDED JUNE 30, 1993: (not covered in auditor's report)
 Issuance of Common Stock                                --             --          683,356
 Issuance of Common Stock                                --             --           26,260
 Issuance of Common Stock                                --          (25,000)          --
 Acquisition of Common Stock for treasury              25,000(15)     25,000(15)       --
 Satisfaction of notes receivable                        --           27,000(14)     27,000
 Issuance of Common Stock                                --             --        2,594,115
 Net loss                                                --             --       (2,292,197)
                                                  -----------    -----------    -----------
BALANCE, JUNE 30, 1993                                (25,000)          --        3,708,560

YEAR ENDED JUNE 30, 1994: (not covered by auditor's report)
  Issuance of Common Stock                               --             --          113,888
  Issuance of Common Stock                               --             --           23,624
  Net loss                                               --             --       (1,931,657)
                                                  -----------    -----------    -----------
BALANCE, JUNE 30, 1994                            $   (25,000)   $      --      $ 1,914,415

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO JUNE 30, 1997 (continued)

                                                        Stockholders' Equity
-----------------------------------------------------------------------------------------------------------

                                          Consideration                        Common Stock
                                       ------------------          -------------------------------------
                                        Per                         Shares           Par         Paid-in
                                       Share        Total           Issued          Value        Capital
                                       -----        -----           ------          -----        -------
YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock              2.00      47,252(10)         23,626            236          47,016
  Issuance of Common Stock              2.75      11,000(9)           4,000             40          10,960
  Issuance of Common Stock              3.85     497,500(16)        150,000          1,500         496,000
  Issuance of Common Stock              3.56     800,795(16)        250,000          2,500         798,295
  Issuance of Common Stock              3.25         325(17)            100              1             324
  Net loss                                                             --             --              --
                                                               ------------   ------------    ------------
BALANCE, JUNE 30, 1995                                            9,098,810   $     90,988    $ 12,932,394
                                                               ------------   ------------    ------------
YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock              3.25      81,250(9)          25,000            250          81,000
  Issuance of Common Stock              1.91      19,063(9)          10,000            100          18,963
  Issuance of Common Stock              3.625      5,438(9)           1,500             15           5,423
  Issuance of Common Stock              3.625      1,813(9)             500              5           1,808
  Issuance of Common Stock              4.55     409,725(16)        100,000          1,000         408,725
  Issuance of Common Stock              4.54     408,375(16)        100,000          1,000         407,375
  Issuance of Common Stock              4.56      45,626(9)          10,000            100          45,526
  Issuance of Common Stock              3.625      9,063(9)           2,500             25           9,038
  Issuance of Common Stock              3.625      2,719(9)             750              8           2,711
  Issuance of Common Stock              3.625      1,812                500              5           1,807
  Issuance of Common Stock              3.21     503,209(16)        156,763          1,569         501,640
  Issuance of Common Stock              3.425    500,003(16)        145,773          1,458         498,543
  Net loss                                                             --             --              --
                                                               ------------   ------------    ------------
BALANCE, JUNE 30, 1996                                            9,652,096   $     96,523    $ 14,914,953
                                                               ============   ============    ============
YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock              3.63      27,186(9)           7,500             75          27,111
  Issuance of Common Stock              1.50      99,000(16)         66,000            660          98,340
  Issuance of Common Stock              1.50     351,000(16)        234,000          2,340         348,660
  Issuance of Common Stock              1.50     150,000(16)        100,000          1,000         149,000
  Issuance of Common Stock              1.50       5,000(16)          3,333             33           4,967
  Issuance of Common Stock              1.50       5,000(16)          3,333             33           4,967
  Issuance of Common Stock              1.50      35,500(16)         23,667            237          35,263
  Issuance of Common Stock              1.50     300,000(16)        200,000          2,000         298,000
  Issuance of Common Stock              0.00        --  (16)        200,000           --              --
  Issuance of Common Stock              0.26      40,000(17)        154,811          1,548          38,452
  Issuance of Common Stock              0.25     100,000(16)        400,000          4,000          96,000
  Issuance of Common Stock              0.63      43,750(18)         70,000            700          43,050
  Issuance of Common Stock              0.00         750(19)         75,000            750            --
  Issuance of Common Stock              0.00         750(19)         75,000            750            --
  Deferred Debt Discount                                               --             --           290,769
Net loss                                                               --             --              --
                                                               ------------   ------------    ------------
BALANCE, JUNE 30, 1997                                           11,264,740   $    110,649    $ 16,349,532
                                                               ============   ============    ============

                                                        Stockholders' Equity
------------------------------------------------------------------------------------------
                                        Deficit Accumu-                Notes
                                         lated During                Receivable
                                         Development     Treasury  for Purchase of
                                           Stage           Stock    Common Stock     Total
                                           -----           -----  ----------------   -----
YEAR ENDED JUNE 30, 1995
  Issuance of Common Stock                     --             --        --          47,252
  Issuance of Common Stock                     --             --        --          11,000
  Issuance of Common Stock                     --             --        --         497,500
  Issuance of Common Stock                     --             --        --         800,795
  Issuance of Common Stock                     --             --        --             325
  Net loss                               (1,931,657)          --        --      (1,760,658)
                                      -------------   ------------      ---   ------------
BALANCE, JUNE 30, 1995                $ (11,487,753)  $    (25,000)   $ --    $  1,510,629
                                      =============   ============      ===   ============

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                     --             --        --          81,250
  Issuance of Common Stock                     --             --        --          19,063
  Issuance of Common Stock                     --             --        --           5,438
  Issuance of Common Stock                     --             --        --           1,813
  Issuance of Common Stock                     --             --        --         409,725
  Issuance of Common Stock                     --             --        --         408,375
  Issuance of Common Stock                     --             --        --          45,626
  Issuance of Common Stock                     --             --        --           9,063
  Issuance of Common Stock                     --             --        --           2,719
  Issuance of Common Stock                     --             --        --           1,812
  Issuance of Common Stock                     --             --        --         503,209
  Issuance of Common Stock                     --             --        --         500,001
  Net loss                                 (394,269)          --        --        (394,269)
                                      -------------   ------------      ---   ------------
BALANCE, JUNE 30, 1996                $ (11,882,022)  $    (25,000)   $ --    $  3,104,454
                                      =============   ============      ===   ============

YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock                     --             --        --          27,186
  Issuance of Common Stock                     --             --        --          99,000
  Issuance of Common Stock                     --             --        --         351,000
  Issuance of Common Stock                     --             --        --         150,000
  Issuance of Common Stock                     --             --        --           5,000
  Issuance of Common Stock                     --             --        --           5,000
  Issuance of Common Stock                     --             --        --          35,500
  Issuance of Common Stock                     --             --        --         300,000
  Issuance of Common Stock                     --             --        --               0
  Issuance of Common Stock                     --             --        --          40,000
  Issuance of Common Stock                     --             --        --         100,000
  Issuance of Common Stock                     --             --        --          43,750
  Issuance of Common Stock                     --             --        --             750
  Issuance of Common Stock                     --             --        --             750
  Deferred Debt Discount                       --             --        --         290,769
Net loss                                 (6,011,352)          --        --      (6,011,352)
                                      -------------   ------------      ---   ------------
BALANCE, JUNE 30, 1997                $ (17,893,374)  $    (25,000)   $ --    $ (1,458,193)
                                      =============   ============      ===   ============

(9)  Stock issued in connection with exercise of common stock option agreements.
(10) Stock  issued  in   connection   with  exercise  of  common  stock  warrant
     agreements.
(16) Stock issued in connection with private placement.
(17) Stock issued in connection with conversion of debt.
(18) Stock issued in connection with employee termination.
(19) Stock issued in connection with debtor-in possession financing

See accompanying notes to consolidated financial statements.

                                NOXSO Corporation
                        (A Development Stage Enterprise)
                      CONDOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Date of
                                                                  Inception,                  Fiscal Year Ended June 30,
                                                                August 28, 1979,   -------------------------------------------------
                                                                to June 30,1997           1997               1996               1995
                                                                ---------------           ----               ----               ----
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(17,892,209)     $ (6,011,352)     $   (394,269)     $ (1,760,658)
   Adjustments  to  reconcile  net  loss  to
     net cash flows from operating activities:
       Depreciation and amortization                                1,174,496           646,982            33,101            32,440
       Amortization of deferred debt discount                         290,769           290,769              --                --
       Minority interest                                               24,300            (2,481)           26,781              --
       Loss on disposal of property and equipment                       5,752              --                --                --
       Loss on impairment of property and equipment                 1,496,935         1,496,935              --                --
       Issuance of common stock for compensation                      120,973            45,248              --                 325
          and other
       Issuance of common stock for purchase of
          NOXSO Process                                                28,125              --                --                --
       Compensation in satisfaction of notes                           57,000              --                --                --
       receivable
       Changes in operating assets and liabilities:
          Accounts receivable                                         (65,760)        2,097,660        (1,148,789)          472,193
          Prepaid expenses and other assets                           (95,003)          (60,470)          (18,851)            1,319
          Deposits                                                     (4,308)             --                --                --
          Liabilities not subject to compromise:
            Accounts payable                                        5,475,428         2,049,236         2,731,266           601,309
            Accrued compensation                                       26,021           (72,954)           70,716           (50,589)
            Advanced billings                                            --          (1,379,549)        1,184,974           194,575
            Accured expenses                                             --                --                --            (159,736)
            Other current liabilities                                 698,349           407,404           208,961            67,357
          Liabilities subject to compromise                         4,488,381         4,488,381              --                --
                                                                 ------------      ------------      ------------      ------------
            Net cash flows from operating activities             $ (4,170,751)     $  3,995,809      $  2,693,890      $   (601,465)
                                                                 ------------      ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and deposits for property and equipment         (13,641,045)       (5,575,750)       (6,637,621)         (853,694)
   Bank certificate of deposit                                     (1,000,000)             --                --              29,157
   Proceeds from the sale of property and equipment                     4,546              --                --                --
            Net cash flows from investing activities             $(14,636,499)     $ (5,575,750)     $ (6,637,621)     $   (824,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from private placement offering                     6,826,408         1,112,688         1,821,310         1,298,295
   Proceeds from line of credit                                     3,025,000              --           1,525,000           970,000
   Payments of line of credit                                      (2,025,000)             --            (770,000)       (1,195,000)
   Proceeds from issuance of common stock                           7,760,647              --                --                --
   Proceeds from sales of common stock
     options and warrants                                           1,323,095              --             166,784            58,252
   Proceeds from satisfaction of notes receivable                      27,000              --                --                --
   Proceeds from ACOA and Olin loans                                2,874,000              --           2,204,000           670,000
    Payment of ACOA loan                                           (1,000,000)             --          (1,000,000)             --
   Proceeds from debtor-in-possession financing                        48,500            50,000              --                --
   Net loans to stockholders and officers                              (4,930)             --                --                --
                                                                 ------------      ------------      ------------      ------------
            Net cash flows from financing activities             $ 18,854,720      $  1,162,688      $  3,947,094      $  1,801,547
                                                                 ------------      ------------      ------------      ------------
NET INCREASE (DECREASE), CASH AND
   EQUIVALENTS                                                   $     47,470          (417,253)            3,363           375,545
CASH AND EQUIVALENTS, BEGINNING OF
   PERIOD                                                                --             464,723           461,360            85,815
                                                                 ------------      ------------      ------------      ------------
CASH AND EQUIVALENTS, END OF PERIOD                              $     47,470      $     47,470      $    464,723      $    461,360
                                                                 ============      ============      ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                 $    341,469      $    134,180      $    130,126      $     70,890
                                                                 ============      ============      ============      ============
NONCASH FINANCING ACTIVITIES:
                                                                 ============      ============      ============      ============
   Issuance of common stock for notes receivable                 $     84,000      $       --        $       --        $       --
                                                                 ============      ============      ============      ============
   Acquisition of common stock into treasury to
   satisfy notes receivable                                     $    (25,000)     $        --        $       --        $       --
                                                                 ============      ============      ============      ============
   Issuance of common stock in exchange for warrant              $      1,165      $       --        $       --        $       --
                                                                 ============      ============      ============      ============
   Compensation in satisfaction of notes receivable              $     57,000      $       --        $       --        $       --
                                                                 ============      ============      ============      ============
See accompanying notes to financial statements.

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

         On February 6, 1997, Olin Corporation and two of the Company's suppliers filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code. The Company is presently operating as a debtor-in-possession in the bankruptcy proceeding. Under an order of the Bankruptcy Court entered on October 2, 1997, the Company has the exclusive right to file a plan of reorganization until January 5, 1998.

         The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, the remaining assets, their realizable value on a liquidated basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder's accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's remaining business.

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

         Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation using various methods over the estimated useful lives of 10 years for plant, 3 to 5 years for machinery and equipment, 5 to 7 years for office furniture and fixtures, and the lease term or useful life, whichever is shorter, for leasehold improvements.

         Construction-in-Process - During the fourth quarter of 1995, the Company began to capitalize its share of costs associated with the Full-Scale Demonstration Facility (see Notes 4 and 5) and the Tennessee Facility (see Note 4) to convert elemental sulfur into liquid sulfur dioxide. Funds received from the U.S. Department of Energy ("DOE") were used to offset total costs incurred on the project with the result that net costs capitalized on the balance sheet will reflect the Company's portion of the project costs. During the fourth quarter of fiscal 1997, the Tennessee plant was transferred from construction-in-progress to plant on the balance sheet.

         Financial Accounting Standards Board Statement No. 121 - Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and accordingly has continued to evaluate whether an impairment to the Alcoa Project has occurred. Due to the termination of the Alcoa Project Agreement and the fact that no further contracts have been entered into with respect to the costs capitalized to date, the Company believes that the carrying amount of this asset will not be recoverable, and has therefore recognized an impairment loss in accordance with SFAS No. 121 in the amount of approximately $2,095,000. Additionally, pursuant to SFAS No. 121, the Company has recognized an impairment loss of approximately $1,497,000 related to the Tennessee Facility.

         Patents - Patent costs are expensed as incurred.

         Income Taxes - Under the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income taxes or credits are based on the changes in the asset or liability from period to period. There were no material temporary differences at June 30, 1997. At June 30, 1997, the Company had tax loss carryforwards of approximately $17,600,000 which expire beginning in 1998. The deferred tax assets related to these net operating losses were entirely offset by a valuation allowance at June 30, 1997.

         The income tax expense and deferred tax liability recorded relates entirely to Projex, Inc., the Company's 70% owned subsidiary, which files separate tax returns.

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

         Advanced Billings - The advanced billing account was part of the DOE funding mechanism. Under the terms of the contract with the DOE, the Company billed estimated costs one month in advance of actual costs incurred.

         Loss per Common Share - Loss per common share is based upon the weighted average number of shares and equivalents outstanding during each year. Common share equivalents consist of outstanding warrants and options using the treasury stock method. Common share equivalents are not included in the computation of average shares outstanding for the years ended June 30, 1997, 1996, and 1995 because their inclusion would be antidilutive.

Note 3 - Plan of Reorganization:

         Bankruptcy Proceedings - On February 6, 1997, Olin Corporation ("Olin"), FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc. filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii)
         converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code. The Company is presently operating as a debtor-in-possession in the proceeding.

         Plan of Reorganization - Pursuant to the provisions of the Bankruptcy Code, the Company has the exclusive right to file a plan of reorganization until October 7, 1997. The sale of the Tennessee Facility is a key element of the Company's overall reorganization plan to emerge from Chapter 11. (See Note 18) In order to allow the Company to close on the sale of the Tennessee Facility to Republic Financial Corp (see Note 18) and to continue its search for a host site in order to commercially demonstrate the NOXSO Process, the Company filed a Motion for Extension of Exclusive Time to File Plan, and on October 2, 1997, an order was entered by the Bankruptcy Court extending the Company's exclusive period until January 5, 1998.

         The Company is presently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. The principal elements of the Company's plan to emerge from bankruptcy are the sale of the Tennessee Facility and the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process. (see Note 5).

Note 4 - Agreements and Commitments:

         A) Agreements with W.R. Grace & Co. ("Grace") - In September 1987, the Company entered into three agreements with Grace. The Research Agreement and Option Agreement have expired. A License and Supply Agreement expiring in September 2007 provides that the Company will notify any prospective user of the NOXSO Process that the Company has approved Grace as a supplier of sorbent beads. Other terms of the license agreement include provisions for licensing other sorbent suppliers, a commission that may become payable to the Company based on sales of sorbent to users of the NOXSO Process and royalties that Grace will receive based on its licensees' sales of sorbent to users of the NOXSO Process. Grace has the right to terminate this agreement at any time with four months notice.

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

                           Under the new subcontract agreement between the Company and MK dated as of March 1, 1992 (the "1992 Subcontract"), MK will remain responsible for the design and construction of the commercial demonstration facility under the Cooperative Agreement. MK has agreed to certain standards with respect to the schedule of performance, the scope of its work and the fee structure as subcontractor. MK will perform the design of the commercial demonstration facility on a cost plus fixed fee basis according to the fee structure in the 1992 Subcontract. At the conclusion of the final design of the facility, MK and the Company will establish a mutually agreeable fixed price for construction of the facility. MK has the responsibility for obtaining, maintaining and paying workmen's compensation insurance as well as other general liability insurance in connection with the Cooperative Agreement. The term of the 1992 Subcontract shall be coincident with that of the Cooperative Agreement.

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

                           Project Support Agreement and side letter executed among them ("Project Support Agreement"). Pursuant to this amendment, the Company and Grace have released MK from its obligations under the Project Support Agreement, and MK has assigned to the Company and Grace, respectively, any ownership interest MK may have acquired under the Project Support Agreement form the Company and Grace, respectively.

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

                  The above agreements have resulted in the Cooperative Agreement now being between the Company and the DOE. Additionally, the Company utilized MK in a subcontractor capacity on the Full-Scale Demonstration Facility.

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

                  The project definition and design phases of the proposed demonstration facility were completed by the Company in accordance with the terms of the Cooperative Agreement, and the construction phase was commenced in June 1995. The Company has received all necessary approvals from the DOE to proceed to complete the project. As a part of the approval, the DOE increased the funding for its share of costs for the project from $33 million to $41.1 million. The Alcoa Project Agreement was subject to termination by Alcoa if certain conditions were not met, including the requirement that the Company obtain the financing necessary to complete the Alcoa Project by a designated date, which was extended several times until January 31, 1997. The Company was unable to obtain the financing required to complete the project by the deadline, and Alcoa terminated the Alcoa Project Agreement on February 3, 1997.

                  Alcoa assisted in the procurement by the Company of a $1,000,000 loan from Aluminum Company of America ("ACOA"), Alcoa's parent, at an interest rate of 8.75%, payable quarterly in arrears. As additional consideration for the loan, the Company granted ACOA a warrant to purchase 60,000 shares of the Company's common stock between December 1, 1994 to December 1, 1996 at a price per share equal to the August 29, 1994 closing price ($3.75 per share). This price represented the market value of the Company's stock on the date of issuance. These warrants expired unexercised on December 1, 1996.

         D) Agreement with Olin Corporation ("Olin") - Under the Olin Agreement, the Company has constructed the Tennessee Facility at Olin's plant in Charleston, Tennessee. The Tennessee Facility will convert elemental sulfur into liquid sulfur dioxide. Provided that the Tennessee Facility produces sulfur dioxide in accordance with specifications set forth in the Olin Agreement, Olin is required, for a 10-year period after the Tennessee Facility is operational, to pay to the Company $3,200,000 annually, which amount is subject to adjustment after six years to account for changes in the Company's cost of producing elemental sulfur at a full-scale demonstration facility to be constructed in the future, and the Company is to deliver 16,000 short tons per year of elemental sulfur. It had been intended that the Company would provide elemental sulfur produced at the

                  Alcoa Project, convert such elemental sulfur to liquid sulfur dioxide and sell the liquid sulfur dioxide to Olin. Until the Company is able to provide elemental sulfur, the Company is obligated to provide elemental sulfur and, accordingly, must purchase it from suppliers. In addition, because the Tennessee Facility was not completed by September 1, 1996, the Company was obligated under the Olin Agreement to make certain payments to Olin relating to the purchase by Olin of liquid sulfur dioxide.

                  Under the terms of the Olin Agreement, the Company's failure to complete the Tennessee Facility by September 1, 1996 entitled Olin to require that the Company pay to Olin the amount by which (i) the costs Olin incurs to purchase up to 2,667 short tons of sulfur dioxide per month until the Olin Project is operational exceeds (ii) the cost of such amount of sulfur dioxide at a price of $130 per short ton. The Company owes approximately $882,000 to Olin at June 30, 1997 for sulfur dioxide purchases.

         E) Other Agreements - During fiscal 1992, the Company entered into two agreements with the DOE and the Pennsylvania Energy Development Authority ("PEDA") for research projects intended to accelerate the development and commercialization of the NOXSO Process.

                  During fiscal 1997, no costs had been incurred relating to these projects. At June 30, 1996 the Company had incurred costs totaling $1,112,835 of which $891,409 was reimbursed in connection with these projects.

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

Note 5 - Full-Scale Demonstration Facility:

         From 1989 until the present the Company has been attempting to develop a full-scale commercial demonstration of the NOXSO Process. In December 1989, the federal government's Clean Coal III Technology Program selected a proposal which had been submitted by the Company, MK-Ferguson Company ("MK-Ferguson") and W. R. Grace & Co.("Grace") for a commercial demonstration of the NOXSO Process. In March 1991, the DOE entered into a Clean Coal Technology Cooperative Agreement with MK-Ferguson to provide funding for one-half of the then-estimated $66 million cost of the project. In September 1994, the Cooperative Agreement was amended and novated to the Company by MK-Ferguson.

         The site originally proposed for construction of the full-scale commercial demonstration proved unsuitable for various reasons. The Company engaged in a search for an alternative site to construct a full-scale commercial demonstration facility, and, in August 1994, the Company entered into a Project Agreement (the "Alcoa Project Agreement") with Alcoa Generating Corporation ("Alcoa") for the design, construction and operation of a facility to demonstrate the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana (the "Alcoa Project"). The Company completed the project definition and design phases of the Alcoa Project and commenced construction in June 1995. As a part of the approval, the DOE increased the funding for its share of costs for the project from $33 million to $41.1 million. The Alcoa Project Agreement was subject to termination by Alcoa if certain conditions were not met, including the requirement that the Company obtain the financing necessary to complete the Alcoa Project by a designated date, which was extended several times until January 31, 1997. The Company was unable to obtain the financing required to complete the project by the deadline, and Alcoa terminated the Alcoa Project Agreement on February 3, 1997.

         The Company is currently seeking an alternate site to build a commercial-size demonstration of the NOXSO Process and to obtain approval from the DOE to utilize funding granted by the DOE for the Alcoa Project at an alternate site. DOE is not currently providing any funding to the Company. Location of an alternate site to build a commercial-size demonstration facility and obtaining the funding necessary to finance construction of such a facility are two of the principal elements of the Company's plan to emerge from bankruptcy.

         Even if the Company is able to locate an alternate site for a commercial-size demonstration facility and retain the DOE funding, the Company will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company has never generated any significant operating revenue and does not anticipate that it will generate significant operating revenue in the foreseeable future. However, funds generated from the debtor-in-possession financing would not be sufficient to permit the Company to construct a commercial-size demonstration facility, and the Company does not presently have any source for any significant additional funding. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will be extremely difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if funding for such a facility, both from the DOE and other sources, is not secured promptly. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional funding. If the Company is unable to accomplish all of the foregoing objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate.

Note 6 - Formation of Construction Management Company:

         During November 1995, the Company formed a new subsidiary called Projex, Inc. The Company holds 70% of the stock in Projex, while two managing principals of Projex hold the remaining 30% of such stock. Projex was capitalized with contributions of $1,000. Projex was formed to perform construction management services. The first contract obtained by Projex was a $2,500,000 contract to perform the construction management on the NOXSO full-scale demonstration facility. In March 1997, the operations of PROJEX were shut down. Because of the Company's majority ownership of Projex, Projex's financial statements are consolidated herein. There is no related party relationship between the minority shareholders and the Company, its employees or directors.

         The Company has also in the past engaged in several early-stage developmental projects that are intended to utilize its engineering expertise to develop other technologies, processes, sorbent and facilities to assist others to comply with environmental laws. The Company is presently limiting its efforts on these projects to concentrate on developing and implementing its plan to emerge from bankruptcy.


Note 7 - Prepetition Liabilities Subject to Compromise:

         Prepetition liabilities subject to compromise at June 30, 1997 include the following:

         $250,000 - 9.75% Note                                 $   250,000
         $500,000 - 6.00% Convertible Debentures                   500,000
         Accounts payable                                        2,774,070
         Other current liabilities                                 964,311
                                                               -----------
                                                               $ 4,488,381
                                                               ===========

         On September 23, 1996, the Company obtained a short term commercial loan in the amount of $250,000 at a rate of 9.75%. This loan matured on October 30, 1996. The lender agreed to extend the term of this loan to June 15, 1997.

         On February 28, 1997, the Company issued $540,000 in convertible debt securities (the "Debentures") at an interest rate of 6%. The conversion of these Debentures will be at a price per share which is discounted at a maximum of 35% from market. Commencing at any time on or after sixty days from the issuance date of the Debentures, the holders of the Debentures are entitled, at their option, to convert up to 100% of the original principal amount of the Debentures into shares of common stock of the Company at a conversion price equal to the lesser of: (i) $15/16 per share; or (ii) the average closing price of the common stock for the five business days prior to conversion multiplied by the conversion percentage, as defined in the Debentures Subscription Agreement. In June 1997, $40,000 of the securities were converted into 154,811 shares of common stock.

         Because of Chapter 11 proceedings, there has been no accrual of interest on the above notes since June 4, 1997. Additionally, the amounts reflected as prepetition liabilities do not include amounts related to potential claims, which are substantially in excess of the recorded liabilities at June 30, 1997.

Note 8 - Future Minimum Lease Payments:

         The following is a schedule of future minimum rental payments  required
         under  the  Company's   noncancellable   operating  leases  which  have
         remaining lease terms in excess of one year at June 30, 1997.

                 Year Ending June 30,
                 --------------------
                          1998                        $164,000
                          1999                         120,000
                          2000                          10,000
                          2001                           2,000
                          2002                           2,000
                                                      --------
                                                      $298,000
                                                      ========

Note 9 - Notes Payable:

         The Company has a line of credit with a bank which expired on October 15, 1996, pursuant to which borrowings can be made up to an aggregate of $1,000,000. Borrowings bear interest at prime and are collateralized by a $1,000,000 certificate of deposit. Borrowings under the line of credit at June 30, 1997 and 1996 were $1,000,000. Because of Chapter 11 proceedings, there has been no accrual of interest on the above notes since June 4, 1997. Subsequent to year-end, the Company utilized the $1,000,000 certificate of deposit to repay the line of credit.

         In conjunction with the Project Agreement, Alcoa assisted the Company in the procurement of a $1,000,000 loan from ACOA at an interest rate of 8.75% payable quarterly in arrears. The loan was repaid in April 1996.

         In April 1996, Olin Corporation granted the Company a note in the amount of $1,874,000, bearing an interest rate of 10.0%. The agreements regarding the Olin loan provide that the loan is to be repaid on demand, but in no event later than October 31, 1996, which date was extended in writing to January 31, 1997. The loan is secured by a security interest in all of the Company's personal property. The loan proceeds were used to complete construction of the Tennessee Facility. As the note is in default, it now bears a default interest rate of 11.5%. The outstanding borrowings at June 30, 1997 and 1996 were
         $1,874,000. Because of Chapter 11 proceedings, there has been no accrual of interest on the above notes since June 4, 1997.

         On June 30, 1997, the Bankruptcy Court preliminarily approved the Company's request for emergency interim debtor-in-possession financing. Pursuant to an agreement with certain lenders (collectively, the "Interim Lenders"), the Interim Lenders agreed to lend the Company the amount of $50,000, interest free for one year. See Note 19 for debtor-in-possession financing subsequent to year-end.

         The weighted average interest rate for total notes payable as of June 30, 1997 and 1996 was 10.1% and 9.4%, respectively.

Note 10 - Financing:

         In order to provide for construction of the Olin facility, the Company obtained a loan from Olin in the amount of $1,874,000 as discussed in
         Note 9. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,750,000 balance owed for the air separation plant until completion of the bond financing but no later than September 30, 1996. In connection with the agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full. At June 30, 1997, the Company had accrued approximately $400,000 in late charges relating to this agreement with Praxair.

         As a result of the termination of the Alcoa Project Agreement, the Company became obligated, under an amendment to its Cooperative Agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company is to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair). The entire amount becomes due and payable on January 1, 1999 if repayment has not commenced by that time. The Company is engaged in discussions with DOE regarding this repayment obligation. Subsequent to year-end, DOE has filed a proof of claim as an unsecured creditor in the amount of approximately $15 million in the Company's bankruptcy proceedings.

Note 11 -  Private Placement Offerings:

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

         The   shareholders   who  purchased  the  above  shares  under  private
         placements   have  been  granted   registration   rights  or  piggyback
         registration rights by the Company.

         In December 1996 and January 1997, the Company sold in private placement offerings to accredited investors 630,333 shares at a price of $1.50 per share. The $945,500 in net proceeds after transaction costs have been used to fund the ongoing operations of the Company. Additionally, 200,000 shares related to these transactions have been issued as advance payment for financing costs.

         On May 20, 1997, the Company sold in a private placement offering to accredited investors 400,000 shares at a price of $0.25 per share. The $100,000 in net proceeds after transaction costs have been used to fund the ongoing operations of the Company.

         The warrants and common stock issuable upon exercise have not been registered or qualified for sale under the Securities Act of 1933, as amended or any state securities law.

Note 12 - Common Stock, Options and Warrants:

         The 1990 Stock Option Plan - On April 18, 1990 the Board of Directors of the Company adopted, and in March 1991 the Company's stockholders approved, the 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan as amended authorizes the granting of either "incentive stock options," as defined in Section 422 of the Internal Revenue Code or "non-qualified stock options," to acquire 1,000,000 shares of the Company's common stock. Incentive stock options may be granted only to employees. Nonqualified stock options may be granted to employees, non-employee directors and consultants. The exercise price shall be such price as is determined by the Stock Option Committee or the Board of Directors. In addition, incentive stock options granted pursuant to the 1990 Plan as amended must have an exercise price equal to fair market value of the Company's common stock at the time the option is granted, except that the price shall be at least 110% of the fair market value when the option is granted to an employee who owns more than ten percent of the combined voting power of all classes of the Company's voting stock at the date of grant. The aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year shall not exceed $100,000. The Stock Option Committee will determine the term of the options but no option may be exercised after ten years from the date of grant. No incentive stock option granted to an employee who owns more than ten percent of the combined voting power of all the outstanding classes of stock in the Company may be exercised after five years from the date of the grant.

         Transactions in stock options under the 1990 Plan as amended for fiscal 1997, 1996, and 1995 are as follows:

                                                         1997          1996               1995
                                                         ----          ----               ----
         Options outstanding July 1                     654,750         621,500          543,500

         Granted                                        330,000          90,000          328,500

         Exercised                                       (7,500)        (50,750)          (4,000)
         Canceled                                       (55,500)         (6,000)        (246,500)
         Options outstanding at June 30,                921,750         654,750          621,500
         Option price range at June 30,                   $0.94 to        $1.91 to         $1.91 to
                                                         $12.25          $12.25           $12.25

         Options exercisable at June 30,                631,750         609,750          576,500
         Options available for grant at June 30,         78,250         345,250          378,500

         On March 17, 1996 and 1997, the President, Vice President and outside Directors of the Board were granted options to purchase 25,000, 15,000 and 10,000 shares of the Company's common stock, respectively on an annual basis. These grants would vest 50% immediately and 50% on the anniversary date of the issuance. Additionally, the President was granted 250,000 options which vest in stages on completion of certain specified targets. None of these options are currently exercisable. The grants would be effective on the third Friday of March, and the option price will be equal to the quoted market price as listed on NASDAQ, for each grant.

         Warrants - The following warrants were outstanding and exercisable to purchase the Company's stock at June 30, 1997 and 1996:

                            Aggregate Number
                           of Shares Subject    Price
         Year End             to Warrant      Per Share       Expiration Date
         --------             ----------      ---------       ---------------

         June 30, 1997          156,763          $4.28        April 12, 1999

                                 10,000          $6.00        October 27, 2000

                                767,133          $1.50        December 31, 2001

         June 30, 1996           60,000          $3.75        February 24, 1997

                                156,763          $4.28        April 12, 1999

                                 10,000          $6.00        October 27, 2000


         On February 24, 1997, 60,000 warrants, with an exercise price of $3.75 per share, expired.

Note 13 - Forgiveness of Directors' Compensation:

         As of June 30, 1997, all members except for one of the Board of Directors of the Company elected to forgo any and all compensation due them in their capacity as Directors.

Note 14 - Contingencies:

         Calabrian Litigation - In late August 1996 a complaint was filed against the Company in the District Court of Jefferson County, Texas, by Calabrian Corporation ("Calabrian") relating to a Purchase Agreement dated October 16, 1995 between the Company and Calabrian (the "Purchase Agreement") and a related License Agreement, dated effective as of September 1, 1995, between the Company and Calabrian. Under the agreements, Calabrian agreed to supply to the Company for a fixed price a portion of the Tennessee Facility to be constructed by the Company for Olin Corporation. The Tennessee Facility will convert elemental sulfur into liquid sulfur dioxide for use by Olin under the Olin Agreement. The complaint alleges that the Company took over direction and supervision of Calabrian's subcontract relating to the construction of components of the Tennessee Facility, disrupting Calabrian's plans with respect to the facility and constituting an unlawful interference with Calabrian's contractual relationships with its subcontractors, and that the Company defaulted in certain payment obligations to Calabrian under the Purchase Agreement. The complaint requests damages in the amount of $665,000, representing the balance of the fee allegedly owed to Calabrian under the Purchase Agreement, unspecified damages caused Calabrian as a result of the alleged interference with contract, any additional damages caused Calabrian by the Company's conduct and an order prohibiting the Company from disclosing to any third party, other than Olin, any confidential and proprietary information of Calabrian. The Company has removed the action to the United States District Court for the Eastern District of Texas, Beaumont Division.

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

         This litigation has been stayed as a result of the pendency of the Company's bankruptcy proceedings.

         Olin Litigation - In April 1995, the Company and Olin entered into the Olin Agreement to construct the Tennessee Facility to convert elemental sulfur into liquid sulfur dioxide. The Tennessee Facility was substantially completed in January 1997, and the Company and Olin had commenced startup of the Tennessee Facility in order to cause it to become fully operational. The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on the $1.874 million note (the "Olin Note") issued in connection with a loan by Olin to the Company as partial funding for construction of the Tennessee Facility.

         On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the Company's title to the Tennessee Facility, (iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility or (v) taking any action to foreclose against the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company has sought damages in excess of $32 million. In its action, the Company contends, among other things, that it has committed no material breach of the Olin Agreement and that the Company has substantially completed construction of the Tennessee Facility. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments which Olin is obligated to make on the Tennessee Facility when it becomes fully operational. This litigation has been transferred to the jurisdiction of the Bankruptcy Court.

         In connection with the sale of the Tennessee Facility contemplated by the Asset Purchase Agreement between the Company and Republic Financial Corporation ("Republic"), by Stipulation and Order of Court entered September 12, 1997 ("Stipulation"), Olin and the Company conditionally resolved their disputes on the following basis. In the event that the sale to Republic closes, Olin will be entitled to payment at closing of claims totaling $5,705,828.84 plus certain accruals and less credits to the Company for liquid sulfur dioxide produced at the Facility and used or stored by Olin since February 1, 1997. As of August 31, 1997, those credits totaled $1,590,930. See Note 18 for further information on the potential sale of the Tennessee Facility.

         Additionally, at the closing on the Republic sale, the Company and Olin have agreed to execute mutual releases releasing any and all other claims or causes of action. In the event that the sale to Republic does not close, the Company and Olin will be entitled to pursue any and all claims and lawsuits which they have against each other. However, any claim of Olin in excess of the aggregate sum as agreed pursuant to the Stipulation will be assertable defensively by set-off and/or counterclaim only and will not result in any increase in the aggregate claims of Olin payable by the Company. On October 2, 1997, Calabrian Corporation filed an Objection to the Stipulation. A hearing will be scheduled by the Bankruptcy Court to consider Calabrian's objection.

Note 15 - Credit Concentration:

         The Company maintains its cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation.

Note 16 - New Accounting Pronouncements:

         The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structures." SFAS No. 128 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior year earnings per share (EPS) data be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

         SFAS No. 129 was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The company will adopt SFAS No. 129 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosures.

Note 17 - Departure From Generally Accepted Accounting Principles:

         In October 1995, the FASB issued SFAS No. 123. "Accounting for Stock-Based Compensation." SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair market value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted. As the Company is currently in Chapter 11 bankruptcy, they do not have the funds available to engage a firm to complete the required SFAS No. 123 calculation.

Note 18 - Potential Sale of the Tennessee Facility:

         On August 15, 1997, NOXSO entered into a letter of intent with Republic for the sale of the Tennessee Facility. Republic, a merchant banking firm which specializes in the acquisition and financing of assets, has proposed, subject to a number of conditions, to purchase the Facility at a price of $11 million. A definitive Asset Purchase Agreement (the "Asset Purchase Agreement") setting forth the terms and conditions of the sale of the Facility to Republic was executed by the Company and Republic on September 17, 1997. In addition to the sale of the Facility and related assets, the Asset Purchase Agreement provides for the assumption by the Company of the Calabrian License Agreement (See Note
         14).

         Among the numerous conditions that must be satisfied prior to the completion of the sale are negotiations with third parties of various associated agreements, including contracts for the sale of liquid sulfur dioxide and the purchase of elemental sulfur, an operation and maintenance contract, a technical support agreement, agreements for the purchase of any other input of process materials required to operate the Tennessee Facility effectively, and a land lease for the Tennessee Facility. Completion of certain of the associated agreements will require the cooperation of Olin.

         Completion of a sale of the Tennessee Facility is subject to the approval of the Bankruptcy Court. A Motion for Order Approving (i) Sale of Assets Free and Clear of Liens and Encumbrances and (ii) Assumption and Assignment of Executory Contract in Connection with Sale of Assets (the "Motion") was filed with the Court on September 22, 1997, and is scheduled for hearing on October 21, 1997. In addition to the sale of the Tennessee Facility and related assets, the Motion seeks authority for the Company to assume the Calabrian License Agreement and to assign it to Republic. Subject to satisfaction of all conditions, the Asset Purchase Agreement targets November 1997 for the closing of the sale.

         Completion of a sale of the Tennessee Facility is one of the principal elements of the Company's plan to emerge from bankruptcy.

Note 19 - Debtor-In-Possession Financing Subsequent to Year End

         A final order approving the interim debtor-in-possession financing was entered on August 18, 1997. The Company subsequently applied to the Bankruptcy Court for approval of additional debtor-in-possession financing in an amount of up to $600,000. On August 18, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain such financing from a group of lenders (the "DIP Lenders"). Pursuant to such arrangement, the Company is authorized to grant and has granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment and is authorized to issue 300,000 shares of its Common Stock in the aggregate to the DIP Lenders. To date, the DIP Lenders have loaned $583,333 to the Company pursuant to the financing arrangement, and the Company has issued 289,333 shares of Common Stock to the DIP Lenders. The loans from the DIP Lenders bear interest at the rate of 20% per annum. Interest for a one-year period (one-half of which will be refunded to the extent not earned) and a 5% origination fee have been paid from proceeds.

         The loans from both the Interim Lenders and the DIP Lenders are due and payable on the earlier of the date one year after the specific loans were made or consummation of the Company's plan of reorganization.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are listed in the table below and brief summaries of their business experience are also set forth.


                                              Position with Company
     Name                     Age             or Principal Occupation
     ----                     ---             -----------------------
     Edwin J. Kilpela         51             President and Chief Executive
                                             Officer, Director

     John L. Haslbeck         48             Vice President, Treasurer, Director

     Robert M. Long           38             Secretary, Director

     Lewis G. Neal            64             Director

     John R. Toedtman         52             Director

     Stephen C. Voss          49             Director

     Edwin J. Kilpela has been President and Chief Executive Officer and a member of the Board of Directors of the Company since February 1997. Mr. Kilpela was employed in various positions by Westinghouse Electric Corporation from 1968 until February 1996. Most recently, from 1991 until February 1996 he was General Manager of the Environmental Services Divisions, which provided industrial, government and utility customers with services for the management of various types of wastes. From July 1996 until February 1997, Mr. Kilpela was the President of Ansaldo Ross Hill, a power electronics firm in Houston, Texas. Mr. Kilpela received a BS in Mechanical Engineering from Carnegie Mellon University and an MBA from the University of Pittsburgh. He is a director of PDG Environmental Inc. (provider of asbestos abatement services).

     John L. Haslbeck is the Vice President and Treasurer of the Company. He is also a member of the Company's Board of Directors. Mr. Haslbeck joined the Company in 1981. He is a co-inventor of the NOXSO Process and holds numerous patents related to the NOXSO technology. Mr Haslbeck has more than 25 years of experience in evaluating, designing, building and testing air pollution control equipment. He has a B.S. in Chemical Engineering from the University of Delaware
(1972). He has been involved in every aspect of the NOXSO Process research and development program. He served as a senior project engineer on the first test of the NOXSO Process on flue gas at the TVA's Shawnee Steam Plant. He managed tests of the NOXSO Process at a scale of 0.06 and 0.75 megawatts at the DOE's Pittsburgh Energy Technology Center and managed the pilot test of the NOXSO Process at Ohio Edison's Toronto Power Plant. Prior to 1981, Mr. Haslbeck held management positions with Teknekron, Inc.,

TRW, Inc., and Stauffer Chemical Co. working on all aspects of air pollution measurement and control.

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

     Dr. Lewis G. Neal is a founder of the Company and has been a member of the Board of Directors since November 1979. He was the President and Treasurer of the Company from November 1982 until May 1985. From May 1985 until April 1987. Dr. Neal served as a consultant to the Company. In April 1987, Dr. Neal rejoined the Company as its President and Treasurer and served in such capacity until February 1997. He also served as Secretary of the Company from November 1989 until March 1991. Dr. Neal acquired his Ph.D. from Northwestern University in 1962.

     John R. Toedtman has been a member of the Board of Directors since July 1986. He currently acts as a financial consultant. From January 1990 until January 1995, Mr. Toedtman was Chairman of GEN/Rx, Inc. From November 1987 through January 1990, Mr. Toedtman was self-employed. From April 1986 until November 1987, he was Director of Corporate Finance at F.N. Wolf & Co. Inc., an investment banker. From 1981 to 1986, he was Chairman and Chief Executive Officer of Personal Diagnostics, Incorporated. Mr. Toedtman is a director of Vital Signs, Inc.

     Stephen C. Voss is a founder of the Company and has been a Director since 1979. Mr. Voss held the position of Vice President of the Company from August 1979 to March 1992. Mr. Voss is also President of Voss & Co. Inc., a stock brokerage firm which he founded more than 24 years ago.

     Board members are elected by the shareholders and the officers are appointed annually by the Board of Directors. Vacancies in the Board of Directors are filled by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished, John L.

Haslbeck, a director and officer of the Company, filed late Form 5 reporting his receipt of options in March 1996, March 1995 and August 1994. Robert M. Long, Lewis G. Neal, John R. Toedtman and Steven C. Voss, directors of the Company, filed late Form 5s reporting their receipt of options in March 1997, March 1996, March 1995 and August 1994.

Item 11. Executive Compensation

     The following table sets forth a summary for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, of the cash and non-cash compensation awarded, paid or accrued, by the Company to each person who served as the Company's President during fiscal 1997 (the "named executive officers"). No other person earned salary and bonus in excess of $100,000 during fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                            Long Term
                                            Annual Compensation                                       Compensation Awards
                                            -------------------                                       -------------------
                                                                         Restricted
        Name and            Fiscal                                         Stock                                        All Other
   Principal Position        Year           Salary          Bonus         Awards ($)         Options/SARs (#)         Compensation
   ------------------        ----           ------          -----         ----------         ----------------         ------------
  Edwin J. Kilpela
President and Chief
 Executive Officer           1997         $ 32,019           --               --               275,000(1)                 $ --




   Lewis G. Neal             1997          113,290           --             43,750(2)           80,000(3)                   --
     President
 (until Feb. 1997)           1996          150,000         37,500             --                25,000(4)                   --

                             1995          156,932         30,000             --                50,000(5)                   --

(1) Of the options shown, options to purchase 250,000 shares were granted at an exercise price of $1.00 per share and vest in stages on completion of certain specified targets. None of these options is currently exercisable. The remaining options to purchase 25,000 shares were granted under the Company's 1990 Stock Option Plan, as amended, at an exercise price of $0.9375 per share. These options terminate on March 15, 2007, subject to early termination on cessation of an officer's employment with the Company. They were exercisable with respect to one-half of the shares on March 15, 1997, the date of grant, and with respect to the balance of the shares on the first anniversary of the date of grant.

(2) Represents the value of 70,000 shares of Common Stock awarded to Mr. Neal pursuant to his Employment Agreement dated as of February 1, 1997, effective on the date of termination of Mr. Neal's employment with the Company under certain circumstances. These shares were issued on May 15, 1997, and the value shown is based upon the market price of the Company's common stock on that date ($0.625 per share).

(3) Of the options shown, 10,000 were granted under the Company's 1990 Stock Option Plan, as amended, at an exercise price of $0.9375 per share. The options terminate on March

     15, 2007, subject to early termination on cessation of an officer's employment with the Company. They were exercisable with respect to one-half of the shares on March 15, 1997, the date of grant, and with respect to the balance of the shares on the first anniversary of the date of grant. The remaining options to purchase 70,000 shares were issued at an exercise price of $1.50 under a Warrant issued to Mr. Neal pursuant to his Employment Agreement in connection with the termination of his employment. The Warrant may be exercised at any time to and including December 31, 2001.

(4) The options shown were granted under the Company's 1990 Stock Option Plan, as amended, to purchase the Company's Common Stock at an exercise price of $4.75 per share. These options terminate on March 15, 2006, subject to early termination upon cessation of an officer's employment with the Company.

(5) The options shown were granted under the Company's 1990 Stock Option Plan, as amended, to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.25 per share and 25,000 shares of the Company's Common Stock at an exercise price of $3.25 per share. The options having an exercise price of $5.25 per share terminate on March 16, 2005, and the options having an exercise price of $3.25 terminate on August 29, 2004, subject to early termination upon cessation of an officer's employment with the Company. The options having an exercise price of $3.25 per share were issued in connection with the cancellation of options to purchase 25,000 shares of the Company's Common Stock at a higher price which were issued in prior fiscal years.

     The Company has not had and does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid, except for certain stock options granted to Mr. Kilpela and described in note (1) to the Summary Compensation Table. Executive officers who qualify to participate in the Company's 1990 Stock Option Plan. See "Stock Options" below. Executive officers participate in group life, health and hospitalization plans which are available generally to all employees.

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

The 1990 Plan does not provide for the issuance of stock appreciation rights. The purpose of the 1990 Plan is to advance the interests of the Company and its shareholders by providing additional incentives to the Company's management, including members of the Company's Board of Directors, to accelerate development of the NOXSO Process and to reward achievement of corporate goals. The 1990 Plan authorizes the issuance of options to purchase up to 544,000 shares of common stock.

     On March 17, 1995 the Board of Directors resolved that options be issued each year to officers and directors of the Company in the following manner:

          President                 25,000 shares
          Vice President(s)         15,000 shares
          Directors                 10,000 shares

     These grants vest 50% immediately and 50% on the first anniversary of the issuance. The grants are effective on the third Friday of March, and are at an option price equal to the market price of the Company's common stock at close of market on that day as quoted on Nasdaq.

Option Awards

     The following table sets forth information concerning options to purchase the Company's Common Stock or stock appreciation rights ("SARs") with respect to the Company's Common Stock granted to named executive officer in 1997.

                      Option/SAR Grants in Fiscal Year 1997

                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                                                                                           Annual Rates of
                                                                                                             Stock Price
                                                                                                          Appreciation for
                                         Individual Grants                                                  Option Term(2)
---------------------------------------------------------------------------------------------           -----------------------
                          Number of         % of Total
                         Securities        Options/SARs
                         Underlying         Granted to            Exercise
Name                     Option/SARs         Employees         or Base Price       Expiration
                        Granted (#)(1)     in Fiscal Year           ($/Sh)             Date               5% ($)         10% ($)
---------------------------------------------------------------------------------------------           -----------------------
Edwin J. Kilpela           250,000             67.5                    1.00          3/15/07             157,224        398,436
                           25,000              6.75                  0.9375          3/15/07              14,470         37,353

L.G. Neal                  10,000               2.7                  0.9375          3/15/07               5,896         14,941
                           70,000              18.91                   1.50         12/31/01             (10,077)        14,782


(1) The options shown for Mr. Kilpela and Mr. Neal are described in notes (1) and (3) to the Summary Compensation Table.

(2) The potential realizable value shown is calculated based upon appreciation of the Common Stock issuable under options, calculated over the full term of the options assuming 5% and 10% annual appreciation in the value of the Company's Common Stock from the date of grant, net of the exercise price of the options.


Option Exercises and Holdings

     The following table sets forth information with respect to the named executive officers, concerning the exercises of options during fiscal year 1997 and the number and value of unexercised options held as of the end of fiscal year 1997.

                AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                         No. of Securities Underlying              Value of Unexercised
                                                              Unexercised Options/               In-the-Money Options/SARs
                        No. of Shares       Value            SARs at Fiscal Year-End               at Fiscal Year-End (2)
                         Acquired on       Realized          -----------------------               ----------------------
        Name              Exercise           (1)         Exercisable       Unexercisable       Exercisable      Unexercisable
        ----             ----------          ---         -----------       -------------       -----------      -------------
Edwin J. Kilpela             --               --            12,500            262,500              --                 --

Lewis G. Neal                --               --           200,000             5,000               --                 --

     (1) Value realized is calculated to equal the market price of the common stock at the exercise date less the exercise price.

     (2) Based on $0.375 market price of the common stock on June 30, 1997 (fiscal year end) and the exercise price of the options, none of the options is an in-the-money option.


Employment Agreements

     Mr. Kilpela is currently employed under an employment agreement dated as of February 13, 1997. The agreement has a term of two years and provides that Mr. Kilpela will serve as the President and Chief Executive Officer of the company at an annual base salary of $185,000 with additional increases to be determined by the Board of Directors. The agreement requires that Mr. Kilpela devote his full business time to the operations of the Company and also contains certain covenants not to compete with the Company in exchange for payment of one year's salary to Mr. Kilpela following termination of the agreement if Mr. Kilpela has complied with such covenants. The Company has the right to waive the provisions of the covenant not to compete and, in such event, will have no further monetary obligation with respect thereto. The agreement is terminable by Mr. Kilpela under various conditions including a change in control of the Company, in which case Mr. Kilpela is entitled to a lump sum payment equal to the greater of his then annual compensation, or the remaining total compensation payable to him for the unexpired term of the agreement. Additionally, the agreement requires that all ideas, inventions, discoveries, developments or improvements conceived by Mr. Kilpela during the term of his employment which are within the scope of the Company's business (whether or not patentable), are and shall remain the exclusive property of the Company.

     Prior to February 1, 1997, Dr. Neal was employed pursuant to the terms of employment agreements effective as of April 22, 1992, which had an initial terms of two years and which governed his employment until that time. The agreement provided that Dr. Neal would serve as the President, at an annual base salary of $150,000 with additional increases to be determined by the Board of Directors and certain bonuses payable upon the achievement of certain corporate goals. In connection with the hiring of Mr. Kilpela as President and Chief Executive Officer of the Company, Dr. Neal and the Company entered into an employment agreement dated as of February 1, 1997, terminating and superseding Dr. Neal's previous employment agreement. The agreement was terminable by either party upon written notice. It provided for compensation at an annual rate of $150,000 (the "Annual Salary"); provided that so long as other employees of the Company were serving under salaries reduced from the rate payable in January 1997, Dr. Neal's compensation under the agreement was at a rate equal to 50% of the Annual Salary. Pursuant to the agreement, when Dr. Neal's employment with the Company was terminated by the Company on April 18, 1997, he was entitled to receive, in a lump sum payment, an amount equal to the Annual Salary, 70,000 shares of the Company's common stock and a warrant to purchase 70,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Common Stock and Warrant were issued, and Dr. Neal has filed a claim in the Company's bankruptcy proceeding relating to the cash severance payment. The agreement also contained certain covenants not to compete with the Company in exchange for payment of an additional one year's salary to Dr. Neal following termination of the agreement if Dr. Neal has complied with such covenants. Pursuant to the agreement, the Company waived the provisions of the covenant not to compete and, as a result, has no further monetary obligation with respect thereto. The agreement requires that all ideas, inventions, discoveries, developments or improvements conceived by Dr. Neal during the term of his employment which are within the scope of the Company's business (whether or not patentable), are and shall remain the exclusive property of the Company.

     Mr. Haslbeck is presently employed pursuant to the terms of an employment agreement effective as of April 29, 1992, which had an initial term of two years and which continues to govern his employment. Mr. Haslbeck's employment agreement provides that Mr. Haslbeck will serve as the Vice President, at an annual base salary of $90,000 with additional increases to be determined by the Board of Directors. In February 1997, the compensation of all of the Company's employees, including Mr. Haslbeck, was reduced to one-half of their previous compensation. In July 1997, such compensation was increased to 3/4 of an employee's pre- February 1997 compensation. The agreement requires that Mr. Haslbeck devote his full business time to the operations of the Company and also contains certain covenants not to compete with the Company in exchange for payment of one year's salary to Mr. Haslbeck following termination of the agreement if Mr. Haslbeck has complied with such covenants. The agreement is terminable by Mr. Haslbeck under various conditions including a change in control of the Company, in which case Mr. Haslbeck is entitled to a lump sum payment equal to the greater of his then annual compensation, or the remaining total compensation payable to him for the unexpired term of the agreement. Additionally, the agreement requires that all ideas, inventions, discoveries, developments or improvements conceived by Mr. Haslbeck during the term of his employment which are within the scope of the Company's business (whether or not patentable), are and shall remain the exclusive property of the Company. Until a new employment agreement is reached, the terms of this employment agreement will remain in effect.

Compensation Committee Interlock and Insider Participation

     During fiscal 1997, Robert M. Long and Stephen H. Voss served on the Company's Compensation Committee. In addition, John H. Michael, a former director of the Company, served on the Compensation Committee until his resignation from the Board in October 1996. Mr. Long is the Secretary of the Company. Mr. Michael was its Chairman and Chief Executive Officer from September 1985 to March 1991. Mr. Voss was Vice President of the Company from August 1979 to March 1992. Matters relating to the compensation of Mr. Kilpela and Dr. Neal were made by the Board of Directors as a whole, with the affected executive having excused himself from the discussion. There are no interlocking relationships, within the meaning of such term under the regulations of the Securities and Exchange Commission, involving any of these individuals or other executive officers of the Company.

Directors Compensation

     Prior to June 1997, the Company's outside directors had been entitled to receive an annual fee of $30,000 for serving as members of the Board of Directors and members of the Executive Committee. The Board had previously agreed to defer indefinitely payment of the annual fee, and in June 1997, the Board determined to eliminate the annual director's fee. Each director and former director who would have been entitled to a fee for past services (other than John H. Michael) also waived his right to any unpaid annual fee. Directors are reimbursed for their expenses in connection with attendance at each Board Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of September 30, 1997, there were 14,999,651 shares of the Company's Common Stock outstanding. Set forth below is information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's common stock, of each executive officer, of each director and of all directors and executive officers of the Company as a group (6 persons), based upon the number of shares of common stock outstanding on September 30, 1997. Unless otherwise stated, each person so named exercises sole voting and investment powers to the shares of Common Stock so indicated.

Name and Address of                    Amount and Nature
Beneficial Owner                   of Beneficial Ownership(1)       Percentage
-------------------                --------------------------       ----------

W.R. Grace & Co. - Conn.                  2,005,494                   13.37%
1114 Avenue of the Americas
New York, NY

Stephen C. Voss                             838,415(2)                 5.56
8415 Willow Forge Road
Springfield, VA

Edwin J. Kilpela                             12,500(3)                 *

Lewis G. Neal                               436,000(4)                 2.87

John L. Haslbeck                            204,575(5)                 1.36

Robert M. Long                              120,000(6)                 *

John R. Toedtman                             80,000(7)                 *

All officers and
directors as a
group (6 persons)                         1,691,490(8)                10.86


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

(2) The shares beneficially owned by Mr. Voss include 481,800 shares held by Voss & Co., Inc., a stock brokerage firm of which Mr. Voss is President and sole stockholder and include 80,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $0.9375 per share that expires on March 15, 2007; for 10,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 20,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(3) The shares beneficially owned by Mr. Kilpela consist of 12,500 shares issuable to him upon the exercise of currently exercisable options awarded to him under the 1990 Plan at an exercise price of $0.9375 per share that expires on March 15, 2007.

(4) The shares beneficially owned by Mr. Neal include 70,000 shares issuable to him upon exercise of the warrant described in note (3) to the Summary
     Compensation Table at an exercise price of $1.50 per share and 130,000 shares issuable to him upon the exercise of currently exercisable options awarded to him under the 1990 Plan as follows: for 5,000 shares at an exercise price of $0.9375 per share that expires on March 15, 2007; for 25,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 25,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 15,000 shares at an exercise price of $5.00 per share that expires on June 1, 2004; for 25,000 shares at an exercise price of $11.25 per share that expires April 1, 2002; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(5) The shares beneficially owned by Mr. Haslbeck include 89,500 shares issuable to him upon the exercise of currently exercisable options awarded to him under the 1990 Plan as follows: for 7,500 shares at an exercise price of $0.9375 per share that expires on March 15, 2007; for 15,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 15,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 12,000 shares at an exercise price of $5.00 per shares that expires on June 1, 2004; for 5,000 shares at an exercise price of $12.25 per share that expires on April 28, 2002; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(6) The shares beneficially owned by Mr. Long consist of 120,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $0.9375 per share that expires on March 15, 2007; for 10,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004; for 20,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001; and for 50,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(7) The shares beneficially owned by Mr. Toedtman consist of 80,000 shares issuable to him upon the exercise of currently exercisable options awarded under the 1990 Plan as follows: for 5,000 shares at an exercise price of $0.9375 per share that expires on March 15, 2007; for 10,000 shares at an exercise price of $4.75 per share that expires on March 15, 2006; for 10,000 shares at an exercise price of $5.25 per share that expires on March 16, 2005; for 25,000 shares at an exercise price of $3.25 per share that expires on August 29, 2004;

     for 20,000 shares at an exercise price of $4.5625 per share that expires on December 8, 2001; and for 10,000 shares at an exercise price of $1.9063 per share that expires on April 17, 2000.

(10) The shares beneficially owned by all directors and executive officers as a group includes shares owned of record as well as shares issuable to the beneficial owners upon the exercise of options and a warrant which are exercisable currently or within sixty (60) days.

Item 13. Certain Relationships and Related Transactions

     Grace and the Company are parties to the Grace License Agreement described in "Certain License Agreements" in Item 1.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)(1) Consolidated Financial Statements
              A list of financial statements filed as a part of the Company's Annual Report on Form 10-K is set forth at page 31 hereof.

       (a)(2) Inapplicable

       (a)(3) List of Exhibits
              The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

     Exhibit No.              Document Description
     -----------              --------------------

        3.1(1)      Articles of Incorporation, as amended.

        3.2(1)      Amended and Restated By-Laws.

        10.1(2) License and Supply Agreement between W.R. Grace & Co. and the Company, dated September 11, 1987.

        10.2(3) Cooperative Research Agreement between the United States Department of Energy's Pittsburgh Energy Technology Center and the Company, dated February 15, 1985, as amended September 27, 1988.

        10.3(4) Amended and Restated Lease, executed May 1990 between WPC Associates and the Company.

        10.4(4)     1990 Stock Option Plan.

        10.5(5) License Agreement, executed March 24, 1992 between FLS and the Company.

        10.6(6) Novation Agreement, dated as of March 1, 1992 by and among the Company, the United States Department of Energy and Morrison Knudsen Corporation, effective March 1, 1992.

        10.7(6) Assignment Agreement by and between the Company and Morrison Knudsen Corporation, effective March 1, 1992.

          10.8(6) Modification No. 5 to Cooperative Agreement No. DE-FC22-91PC90549 (Amendment No. M005) and accompanying letter from the DOE.

          10.9(6) Project Agreement, dated August 30, 1994 by and between the Company and Alcoa Generating Corporation.

          10.10(6)  License,  Construction,  Lease and Sulfur Supply  Agreement,
                    dated   April  26,   1995   between  the  Company  and  Olin
                    Corporation.

          10.11(7) Asset Purchase Agreement dated as of September 18, 1997, between the Company and Republic Financial Corporation.

          10.12(7)  Stipulation and Order.

          23        Consent of Arthur Andersen LLP.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-2654l.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on December 28, 1987.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1988.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on September 28, 1990.

(5) Incorporated by reference to the Company's Annual Report on Form 8-K filed with the Commission on March 24, 1992.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission in September 1995.

(7) Incorporated by reference to the Company's Annual Report on Form 8-K filed on September 30, 1997.

(b)  Reports on Form 8-K
     The following Reports on Form 8-K were filed during the last quarter of fiscal 1997: (i) a Report filed on June 12, 1997 reported the Company's adjudication as a bankrupt under Item 3 and certain matters relating to the Company's Nasdaq listing under Item 5 and (ii)
     a report filed on September 30, 1997 reporting under Item 5 the execution of the Asset Purchase Agreement with Republic Financial Corporation, the filing of a Motion for Extension of Exclusive Time to File Plan, the
     Company's debtor-in-possession financing and the conversion of the Company's convertible subordinated debentures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NOXSO CORPORATION


Date:  October 14, 1997                 By: /s/ Edwin J. Kilpela
                                            -------------------------------
                                             Edwin J. Kilpela, President
                                             and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Edwin J. Kilpela          President and Chief Executive     October 14, 1997
-----------------------       Officer, Director (Principal
Edwin J. Kilpela              Executive and Accounting
                              Officer)


/s/ John L. Haslbeck          Vice President, Treasurer,        October 14, 1997
-----------------------       Director
John L. Haslbeck


/s/ Robert M. Long            Secretary, Director               October 14, 1997
-----------------------
Robert M. Long


/s/ Lewis G. Neal             Director                          October 14, 1997
-----------------------
Lewis G. Neal


                              Director                          October __, 1997
-----------------------
John R. Toedtman


/s/ Stephen C. Voss           Director                          October 14, 1997
-----------------------
Stephen C. Voss