Form 10-Q
period 1997-09-30
NOXSO CORP
filed 1997-11-19
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                           Commission file No. 0-17454

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

                            Yes __X__     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at November 10, 1997
             -----                           --------------------------------
  Common stock, $.01 par value                          15,299,650

                                NOXSO CORPORATION

                                      INDEX

                                                                                   Page
                                                                                  Number


PART I     FINANCIAL INFORMATION..................................................   3

  Item 1.  Financial Statements (Unaudited).......................................   3

           Consolidated Balance Sheets as of September 30, 1997 and
             June 30, 1997........................................................   3

           Consolidated Statements of Operations for the Cumulative
             Period from Inception to September 30, 1979 and for the
             three months ended September 30, 1997 and 1996.......................   4

           Consolidated Statements of Changes in Stockholders'
             Equity for the Cumulative Period from Inception to
             September 30, 1997...................................................   5

           Consolidated Statements of Cash Flows for the Cumulative
             Period from Inception and for the three months
             ended September 30, 1997 and 1996....................................   8

           Notes to Consolidated Financial Statements.............................   9


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations........................  15


PART II.   OTHER INFORMATION......................................................  18

  Item 1.  Legal Proceedings......................................................  18

  Item 2.  Changes in Securities..................................................  20

  Item 6.  Exhibits and Reports on Form 8-K.......................................  20

SIGNATURES........................................................................  21

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,        June 30,
                         ASSETS                                         1997               1997
                                                                    ------------       ------------
                                                                     (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash and equivalents                                              $    119,730       $     47,470
  Bank certificate of deposit                                               --            1,000,000
  Accounts receivable                                                     67,211             65,760
  Prepaid expenses and other current assets                              352,581             99,778
                                                                    ------------       ------------
       Total Current Assets                                              539,522          1,213,008
                                                                    ------------       ------------

PROPERTY AND EQUIPMENT:
  Plant                                                               11,532,124         11,532,124
  Equipment                                                              339,931            339,931
  Furniture and fixtures                                                 108,832            108,832
  Leasehold Improvements                                                  16,646             16,646
  Construction in progress                                                44,975             44,975
                                                                    ------------       ------------
                                                                      12,042,508         12,042,508
  Less:  Accumulated depreciation                                     (1,417,833)        (1,083,038)
                                                                    ------------       ------------
                                                                      10,624,675         10,959,470
                                                                    ------------       ------------
Other assets                                                                --                 --
Deposits                                                                   4,308              4,308
                                                                    ------------       ------------
       Total Assets                                                 $ 11,168,505       $ 12,176,786
                                                                    ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
  Notes payable                                                     $  1,919,583       $  2,922,500
  Long-term debt                                                         583,333               --
  Accounts payable                                                     5,485,706          5,475,428
  Accrued compensation                                                    17,281             26,021
  Advanced billings                                                         --                 --
  Deferred income taxes                                                  120,294            120,294
  Other current liabilities                                              531,354            578,055
  Minority interest in consolidated subsidiary                            24,300             24,300
                                                                    ------------       ------------
       Total Liabilities Not Subject to Compromise                     8,098,519          9,146,598
                                                                    ------------       ------------

PREPETITION LIABILITIES SUBJECT TO COMPROMISE                          3,988,381          4,488,381

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:  Authorized,
   20,000,000 shares. Issued 14,952,636 shares and
   11,264,740 shares, respectively                                       147,529            110,649
  Paid-in capital                                                     16,815,569         16,349,532
  Deficit accumulated during the development stage                   (18,439,826)       (17,893,374)
                                                                    ------------       ------------
                                                                      (1,476,728)        (1,433,193)
  Less:  Cost of 2,985 shares of common stock held in treasury           (25,000)           (25,000)
                                                                    ------------       ------------
       Total Stockholders' Equity (Deficit)                           (1,501,728)        (1,458,193)
                                                                    ------------       ------------
       Total Liabilities and Stockholders' Equity                   $ 11,168,505       $ 12,176,786
                                                                    ============       ============

See accompanying notes to consolidated financial statements.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                              Date of Inception,            September 30,
                                               August 28, 1979,    -------------------------------
                                              to Sept. 30, 1997        1997               1996
                                                ------------       ------------       ------------
COSTS AND EXPENSES:
  Purchase of NOXSO Process                     $    260,625       $       --         $       --
  Contract development-concept testing             1,169,759               --                 --
  Contract development-demonstration plant         1,727,715               --                 --
  Designing, drafting and consulting               1,122,653               --                2,115
  Supplies, instruments and equipment              1,998,331              6,044              7,756
  Depreciation and amortization                    1,557,006            334,796             12,958
   Other research and development                    386,309               --                 --
  Salaries and benefits                            8,599,855            139,329             92,649
  Professional fees                                1,845,120               --               14,822
  Rent                                               663,066             38,405             24,137
  Income tax expense                                 116,733               --               46,865
  Other general administrative                     3,859,693             65,121            145,122
  Sulfur dioxide processing costs                  1,739,299            458,767               --
   Loss on impairment of asset                     1,975,028            478,094               --
  ALCOA Project Expense                            2,095,124               --                 --
                                                ------------       ------------       ------------

TOTAL COSTS AND EXPENSES                          29,116,316          1,520,555            346,424
                                                ------------       ------------       ------------

LESS FUNDING AND OTHER:
  Funding of research agreement                    1,200,000               --                 --
  Reimbursement of project costs                   5,009,234             17,203             71,115
  Government grant                                 1,128,020               --                 --
  Sulfur dioxide processing revenue                1,812,250            948,310               --
  Interest income                                  1,104,896              8,590             18,893
  Other                                              446,955               --              116,516
                                                ------------       ------------       ------------
TOTAL FUNDING AND OTHER                           10,701,355            974,103            206,524
                                                ------------       ------------       ------------
  Minority interest in net income of
       Consolidated subsidiary                        23,700               --                2,763
NET LOSS                                        $(18,438,661)      $   (546,452)      $   (142,663)
                                                ============       ============       ============

LOSS PER COMMON SHARE                                              $       (.43)      $       (.01)
                                                                   ============       ============

AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                        12,683,094          9,652,453
                                                                   ============       ============

See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO SEPTEMBER 30, 1997

                                                                                Stockholders' Equity
                                                      -----------------------------------------------------------------------------
                                                              Consideration                    Common Stock
                                                      ----------------------------      ------------------------
                                                       Per                                Shares          Par           Paid-in
                                                      Share              Total            Issued         Value          Capital
                                                      ------        --------------      ----------      --------      -----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994:
  1979 - Issuance of Common Stock                     $ .005        $      600 (1)         120,000      $  1,200      $      (600)
  1980 - Issuance of Common Stock                       .563           956,250 (2)       1,700,000        17,000          791,382
  1980 - Issuance of Warrants                            --                850 (3)           -             -                  850
  1983 - Issuance of Common Stock                       .2813           28,125 (4)         100,000         1,000           27,125
  1986 - Issuance of Common Stock                       .125           155,000 (1)       1,240,000        12,400          142,600
  1986 - Issuance of Common Stock                       .125            32,500 (5)         260,000         2,600           29,900
  1987 - Issuance of Common Stock                       .50            134,000 (1)         268,000         2,680          131,320
  1987 - Issuance of Common Stock                       .50             42,900 (5)          85,800           858           42,042
  1988 - Issuance of Stock Option                                      250,000 (6)           -             -              250,000
  1989 - Issuance of Common Stock                       .675            27,000 (7)          40,000           400           26,600
  1989 - Issuance of Common Stock                       .50            147,500 (8)         295,000         2,950          144,550
  1989 - Issuance of Common Stock                      2.50          4,000,000 (2)       1,600,000        16,000        3,174,721
  1989 - Issuance of Warrants                                               80 (3)           -             -                   80
  1991 - Issuance of Common Stock                      1.129           569,464 (9)         504,620         5,046          564,418
  1991 - Issuance of Common Stock                       .675            27,000 (7)          40,000           400           26,600
  1991 - Issuance of Common Stock                       .675            27,000 (9)          40,000           400           26,600
  1992 - Issuance of Common Stock                      1.129           683,356 (9)         605,544         6,056          677,300
  1992 - Issuance of Common Stock                      7.50          2,000,000 (1)         266,666         2,666        1,997,334
  1992 - Issuance of Common Stock                      2.75              5,500 (9)           2,000            20            5,480


                                                                                 Stockholders' Equity
                                                      --------------------------------------------------------------------
                                                         Deficit Accumu-                          Notes
                                                          lated During                         Receivable
                                                          Development        Treasury        for Purchase of
                                                             Stage             Stock           Common Stock      Total
                                                          ------------       --------        ---------------   -----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994:
  1979 - Issuance of Common Stock                         $       --         $   --           $   --           $       600
  1980 - Issuance of Common Stock                                 --             --               --               808,382
  1980 - Issuance of Warrants                                     --             --               --                   850
  1983 - Issuance of Common Stock                                 --             --               --                28,125
  1986 - Issuance of Common Stock                                 --             --               --               155,000
  1986 - Issuance of Common Stock                                 --             --               --                32,500
  1987 - Issuance of Common Stock                                 --             --               --               134,000
  1987 - Issuance of Common Stock                                 --             --               --                42,900
  1988 - Issuance of Stock Option                                 --             --               --               250,000
  1989 - Issuance of Common Stock                                 --             --            (27,000)               --
  1989 - Issuance of Common Stock                                 --             --            (30,000)            117,500
  1989 - Issuance of Common Stock                                 --             --               --             3,190,721
  1989 - Issuance of Warrants                                     --             --               --                    80
  1991 - Issuance of Common Stock                                 --             --               --               569,464
  1991 - Issuance of Common Stock                                 --             --            (27,000)               --
  1991 - Issuance of Common Stock                                 --             --               --                27,000
  1992 - Issuance of Common Stock                                 --             --               --               683,356
  1992 - Issuance of Common Stock                                 --             --               --             2,000,000
  1992 - Issuance of Common Stock                                 --             --               --                 5,500

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO SEPTEMBER 30, 1997

                                                                                Stockholders' Equity
                                                      -----------------------------------------------------------------------------
                                                              Consideration                    Common Stock
                                                      ----------------------------      ------------------------
                                                       Per                                Shares          Par           Paid-in
                                                      Share              Total            Issued         Value          Capital
                                                      ------        --------------      ----------      --------      -----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994: (CONTINUED)
  1992 - Issuance of Common Stock                     $2.00         $   69,124 (10)         34,562      $    346      $    68,778
  1992 - Issuance of Common Stock                                              (11)        116,500         1,165            -
  1992 - Satisfaction of notes receivable                                                     --            --                -
  1993 - Issuance of Common Stock                      1.129           683,356  (9)        605,544         6,056          677,300
  1993 - Issuance of Common Stock                      2.04             26,260  (9)         12,866           129           26,131
  1993 - Issuance of Common Stock                       .50                                 50,000           500           24,500
  1993 - Acquisition of Common Stock for treasury                                             --            --               --
  1993 - Satisfaction of notes receivable                                                     --            --               --
  1993 - Issuance of Common Stock                      5.00          2,594,115 (16)        571,250         5,712        2,588,403
  1994 - Issuance of Common Stock                      1.129           113,888  (9)        100,920         1,009          112,879
  1994 - Issuance of Common Stock                      2.00             23,624 (13)         11,812           118           23,506
  Net loss                                                                                    --            --                -
                                                                                        ----------      --------      -----------
BALANCE, JUNE 30, 1994                                                                   8,671,084      $ 86,711      $11,579,799
                                                                                        ==========      ========      ===========

YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                            $2.00         $   47,252 (10)         23,626      $    236      $    47,016
  Issuance of Common Stock                             2.75             11,000  (9)          4,000            40           10,960
  Issuance of Common Stock                             3.85            497,500 (16)        150,000         1,500          496,000
  Issuance of Common Stock                             3.56            800,795 (16)        250,000         2,500          798,295
  Issuance of Common Stock                             3.25                325 (17)            100             1              324
  Net loss                                                                                    --            --                -
                                                                                        ----------      --------      -----------
BALANCE, JUNE 30, 1995                                                                   9,098,810      $ 90,988      $12,932,394
                                                                                        ==========      ========      ===========

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                             3.25             81,250  (9)         25,000           250           81,000
  Issuance of Common Stock                             1.91             19,063  (9)         10,000           100           18,963
  Issuance of Common Stock                             3.625            20,845  (9)          5,750            58           20,787
  Issuance of Common Stock                             4.55            409,725 (16)        100,000         1,000          408,725
  Issuance of Common Stock                             4.54            408,375 (16)        100,000         1,000          407,375
  Issuance of Common Stock                             4.56             45,626  (9)         10,000           100           45,526
  Issuance of Common Stock                             3.21            503,209 (16)        156,763         1,569          501,640
  Issuance of Common Stock                             3.425           500,003 (16)        145,773         1,458          498,543
  Net loss                                                                                    --            --                -
                                                                                        ----------      --------      -----------
BALANCE, JUNE 30, 1996                                                                   9,652,096      $ 96,523      $ 5,378,188
                                                                                        ==========      ========      ===========


                                                                                 Stockholders' Equity
                                                      --------------------------------------------------------------------
                                                         Deficit Accumu-                          Notes
                                                          lated During                         Receivable
                                                          Development        Treasury        for Purchase of
                                                             Stage             Stock           Common Stock      Total
                                                          ------------       --------        ---------------   -----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994: (CONTINUED)
  1992 - Issuance of Common Stock                         $       --         $   --           $   --           $    69,124
  1992 - Issuance of Common Stock                               (1,165)          --               --                  --
  1992 - Satisfaction of notes receivable                         --             --             57,000 (12)         57,000
  1993 - Issuance of Common Stock                                 --             --               --               683,356
  1993 - Issuance of Common Stock                                 --             --               --                26,260
  1993 - Issuance of Common Stock                                 --             --            (25,000)                  0
  1993 - Acquisition of Common Stock for treasury                 --          (25,000)          25,000 (15)              0
  1993 - Satisfaction of notes receivable                         --             --             27,000 (14)         27,000
  1993 - Issuance of Common Stock                                 --             --               --             2,594,115
  1994 - Issuance of Common Stock                                 --             --               --               113,888
  1994 - Issuance of Common Stock                                 --             --               --                23,624
  Net loss                                                  (9,727,095)          --               --            (9,727,095)
                                                          ------------       --------         --------         -----------
BALANCE, JUNE 30, 1994                                    $ (9,727,095)      $(25,000)        $   --           $ 1,914,415
                                                          ============       ========         ========         ===========

YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                                $       --         $   --           $   --           $    47,252
  Issuance of Common Stock                                        --             --               --                11,000
  Issuance of Common Stock                                        --             --               --               497,500
  Issuance of Common Stock                                        --             --               --               800,795
  Issuance of Common Stock                                        --             --               --                   325
  Net loss                                                  (1,931,657)          --               --            (1,760,658)
                                                          ------------       --------         --------         -----------
BALANCE, JUNE 30, 1995                                    $(11,487,753)      $(25,000)        $   --           $ 1,510,629
                                                          ============       ========         ========         ===========

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                                        --             --               --                81,250
  Issuance of Common Stock                                        --             --               --                19,063
  Issuance of Common Stock                                        --             --               --                20,845
  Issuance of Common Stock                                        --             --               --               409,725
  Issuance of Common Stock                                        --             --               --               408,375
  Issuance of Common Stock                                        --             --               --                45,626
  Issuance of Common Stock                                        --             --               --               503,209
  Issuance of Common Stock                                        --             --               --               500,001
  Net loss                                                    (394,269)          --               --              (394,269)
                                                          ------------       --------         --------         -----------
BALANCE, JUNE 30, 1996                                    $ (3,278,694)      $(25,000)        $   --           $ 3,104,454
                                                          ============       ========         ========         ===========

See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION,
                       TO SEPTEMBER 30, 1997 (continued)

                                                                                Stockholders' Equity
                                                      -----------------------------------------------------------------------------
                                                              Consideration                    Common Stock
                                                      ----------------------------      ------------------------
                                                       Per                                Shares          Par           Paid-in
                                                      Share              Total            Issued         Value          Capital
                                                      ------        --------------      ----------      --------      -----------
YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock                            $3.63         $   27,186  (9)          7,500      $     75      $    27,111
  Issuance of Common Stock                             1.50            945,500 (16)        630,333         6,303          939,197
  Issuance of Common Stock                             0.00              -     (16)        200,000          --               --
  Issuance of Common Stock                             0.26             40,000 (17)        154,811         1,548           38,452
  Issuance of Common Stock                             0.25            100,000 (16)        400,000         4,000           96,000
  Issuance of Common Stock                             0.63             43,750 (18)         70,000           700           43,050
  Issuance of Common Stock                             0.00              1,500 (19)        150,000         1,500             --
  Deferred Debt Discount                                                                      --            --            290,769
Net loss                                                                                      --            --               --
                                                                                        ----------      --------      -----------
BALANCE, JUNE 30, 1997                                                                  11,264,740      $110,649      $16,349,532
                                                                                        ==========      ========      ===========

THREE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED):
  Issuance of Common Stock                             0.15            150,000 (17)        973,203         9,732          140,268
  Issuance of Common Stock                             0.13            150,000 (17)      1,142,857        11,429          138,571
  Issuance of Common Stock                             0.16            200,000 (17)      1,280,171        12,802          187,198
  Issuance of Common Stock                             0.00              1,000 (19)        100,000         1,000             --
  Issuance of Common Stock                             0.00              1,000 (19)        100,000         1,000             --
  Issuance of Common Stock                             0.00                167 (19)         16,666           167             --
  Issuance of Common Stock                             0.00                417 (19)         41,666           417             --
  Issuance of Common Stock                             0.00                333 (19)         33,333           333             --
Net loss                                                                                      --            --               --
BALANCE, SEPTEMBER 30, 1997 (UNAUDITED)                                                 14,952,636      $147,529      $16,815,569
                                                                                        ==========      ========      ===========


                                                                                 Stockholders' Equity
                                                      --------------------------------------------------------------------
                                                         Deficit Accumu-                          Notes
                                                          lated During                         Receivable
                                                          Development        Treasury        for Purchase of
                                                             Stage             Stock           Common Stock      Total
                                                          ------------       --------        ---------------   -----------
YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock                                $       --         $   --           $   --           $    27,186
  Issuance of Common Stock                                        --             --               --               945,500
  Issuance of Common Stock                                        --             --               --                     0
  Issuance of Common Stock                                        --             --               --                40,000
  Issuance of Common Stock                                        --             --               --               100,000
  Issuance of Common Stock                                        --             --               --                43,750
  Issuance of Common Stock                                        --             --               --                 1,500
  Deferred Debt Discount                                          --             --               --               290,769
Net loss                                                    (6,011,352)          --               --            (6,011,352)
                                                          ------------       --------         --------         -----------
BALANCE, JUNE 30, 1997                                    $(17,893,374)      $   --           $   --           $(1,458,193)
                                                          ============       ========         ========         ===========

THREE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED):
  Issuance of Common Stock                                        --             --               --               150,000
  Issuance of Common Stock                                        --             --               --               150,000
  Issuance of Common Stock                                        --             --               --               200,000
  Issuance of Common Stock                                        --             --               --                 1,000
  Issuance of Common Stock                                        --             --               --                 1,000
  Issuance of Common Stock                                        --             --               --                   167
  Issuance of Common Stock                                        --             --               --                   417
  Issuance of Common Stock                                        --             --               --                   333
Net loss                                                      (546,452)          --               --              (546,452)
                                                          ------------       --------         --------         -----------
BALANCE, SEPTEMBER 30, 1997 (UNAUDITED)                   $(18,439,826)      $   --           $   --           $(1,501,728)
                                                          ============       ========         ========         ===========


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

(19) Stock issued in connection with debtor-in-possession financing.

See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Date of Inception    Three Months Ended September 30,
                                                                          August 28, 1979, to   -------------------------------
                                                                          September 30, 1997        1997               1996
                                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(18,438,661)      $   (546,452)      $   (142,663)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
      Depreciation and amortization                                             1,509,292            334,796             12,958
      Amortization of deferred debt discount                                      290,769               --
      Minority interest                                                            24,300               --                3,063
      Loss on disposal of property and equipment                                    5,752               --                 --
      Loss on impairment of property and equipment                              1,975,028            478,094               --
      Issuance of common stock for compensation and other                         150,140             29,167               --
      Issuance of common stock for purchase of Noxso Process                       28,125               --                 --
      Compensation in satisfaction of notes receivable                             57,000               --                 --
      Changes in operating assets and liabilities:
      Accounts receivable                                                         (67,211)            (1,451)         1,465,873
      Prepaid expenses and other current assets                                   157,800            252,803              9,955
      Deposits                                                                     (4,308)              --                 --
      Liabilities not subject to compromise:
           Accounts payable                                                     5,485,706             10,278          1,751,857
           Accrued compensation                                                    17,281             (8,740)           (10,476)
           Advanced billings                                                         --                 --             (626,125)
           Accrued expenses                                                          --                 --                 --
           Other current liabilities                                              646,042            (52,307)            71,416
      Liabilities subject to compromise                                         3,988,381           (500,000)           250,000
                                                                             ------------       ------------       ------------
            Net cash flows from operating activities                           (4,174,564)            (3,812)      $  2,785,858
                                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of and deposits for property and equipment                      (14,119,139)          (478,094)        (2,078,271)
  Proceeds from sale of certificate of deposit                                          0          1,000,000               --
  Proceeds from the sale of property and equipment                                  4,546               --                 --
                                                                             ------------       ------------       ------------
          Net cash flows from investing activities                            (14,114,593)           521,906         (2,078,271)
                                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement offering                                  6,826,408               --                 --
  Proceeds from line of credit                                                  3,025,000               --                 --
  Payment of line of credit                                                    (3,025,000)        (1,000,000)              --
  Proceeds from issuance of common stock                                        7,760,647               --                 --
  Proceeds from sales of common stock options and warrants                      1,323,095               --               27,188
  Proceeds from satisfaction of notes receivable                                   27,000               --                 --
  Proceeds from ALCOA and Olin loans                                            2,874,000               --
  Payment of ALCOA loan                                                        (1,000,000)              --
  Proceeds from debtor-in-possession financing                                    602,667            554,166
  Net loans to stockholders and officers                                           (4,930)              --                 --
                                                                             ------------       ------------       ------------
          Net cash flows from financing activities                           $ 18,408,887       $   (445,834)      $     27,188
                                                                             ------------       ------------       ------------

NET INCREASE (DECREASE), CASH AND EQUIVALENTS                                $    119,730             72,260            734,775
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            --               47,470            464,723
                                                                             ------------       ------------       ------------
CASH AND EQUIVALENTS, END OF PERIOD                                          $    119,730       $    119,730       $  1,199,498
                                                                             ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                              $    341,469       $       --         $     22,124
                                                                             ============       ============       ============
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for notes receivable                              $     84,000       $       --         $       --
                                                                             ============       ============       ============
  Acquisition of common stock into treasury to satisfy notes receivable      $    (25,000)      $       --         $       --
                                                                             ============       ============       ============
  Issuance of common stock in exchange for warrants                          $      1,165       $       --         $       --
                                                                             ============       ============       ============
  Compensation in satisfaction of notes receivable                           $     57,000       $       --         $       --
                                                                             ============       ============       ============

See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


Note 1 - Basis of Presentation:

     The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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


Note 2 - Plan of Reorganization:

     Bankruptcy Proceedings - On February 6, 1997, Olin Corporation ("Olin"), FRU- CON Construction Company and Industrial Rubber & Safety Products, Inc.,
filed an involuntary petition in bankruptcy against the company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under chapter 11 of the Bankruptcy Code. The Company is presently operating as a debtor-in-possession in the proceeding.

     Plan of Reorganization - Pursuant to the provisions of the Bankruptcy Code, the Company had the exclusive right to file a plan of reorganization until October 7, 1997. The sale of a facility (the "Tennessee Facility") constructed by the Company pursuant to a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement") with Olin Corporation ("Olin") is a key element of the Company's overall reorganization plan to emerge from Chapter 11 (see Note
6). In order to allow the Company to close on the sale of the Tennessee Facility to Republic Financial Corp. and to continue its search for a host site in order to commercially demonstrate the NOXSO Process, the Company filed a Motion for Extension of Exclusive Time to File Plan, and on October 2, 1997, an order was entered by the Bankruptcy Court extending the Company's exclusive period until January 5, 1998.

     The Company is presently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. The principal elements of the Company's plan to emerge from bankruptcy are the sale of the Tennessee Facility and the location of a site and the obtaining of funding

(including   reinstatement  of  DOE  funding)  to  construct  a  commercial-size demonstration of the NOXSO Process (see Note 3).


Note 3 - Full-Scale Demonstration Facility:

     From 1989 until the present the Company has been attempting to develop a full- scale commercial demonstration of the NOXSO Process. In December 1989, the federal government's Clean Coal III Technology Program selected a proposal which had been submitted by the Company, MK-Ferguson Company ("MK-Ferguson") and W. R. Grace & Co.("Grace") for a commercial demonstration of the NOXSO Process. In March 1991, the DOE entered into a Clean Coal Technology Cooperative Agreement with MK-Ferguson to provide funding for one-half of the then-estimated $66 million cost of the project. In September 1994, the Cooperative Agreement was amended and novated to the Company by MK-Ferguson.

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

     Even if the Company is able to locate an alternate site for a commercial-size demonstration facility and retain the DOE funding, the Company will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company has never generated any significant operating revenue and does not anticipate that it will generate significant operating revenue in the foreseeable future. Funds generated from debtor-in-possession financing entered into by the Company and from the sale of the Tennessee Facility, if consummated, would not be sufficient to permit the Company to construct a commercial-size demonstration facility, and the Company does not presently have any source for any significant additional funding. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will be extremely difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if funding for such a facility, both from the DOE and other sources, is not secured promptly. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional funding. If the Company is unable to accomplish all of the foregoing objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate.


Note 4 - Financing:

     In order to provide for construction of the Tennessee Facility, the Company obtained a loan from Olin in the amount of $1,874,000. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,750,000 balance owed for the air separation plant until completion of the bond financing then contemplated by the Company but no later than September 30, 1996. In connection with the agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full. At September 30, 1997, the Company had accrued approximately $401,676 in late charges relating to this agreement with Praxair. The Company intends to file an objection to the claim of Praxair arguing, among other things, that Praxair is not entitled to these late charges. Those issues will be decided by the Bankruptcy Court following a hearing expected to be held in December 1997 or January 1998.


     As a result of the termination of the Alcoa Project Agreement, the Company became obligated, under an amendment to its Cooperative Agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility (see Note 6), plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company is to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair). The entire amount becomes due and payable on January 1, 1999 if repayment has not commenced by that time. The Company is engaged in discussions with DOE regarding this repayment obligation. DOE has filed a proof of claim as an unsecured creditor in the amount of approximately $15 million in the Company's bankruptcy proceedings.

     The Company applied to the Bankruptcy Court for approval of additional debtor-in-possession financing in an amount of up to $600,000. On August 18, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain such financing from a group of lenders (the "DIP Lenders"). Pursuant to such arrangement, the Company is authorized to grant and has granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment and is authorized to issue 300,000 shares of its Common Stock in the aggregate to the DIP Lenders. During the three months ended September 30, 1997, the DIP Lenders have loaned $583,333 to the Company pursuant to the financing arrangement, and the Company has issued 289,333 shares of Common Stock to the DIP Lenders. To date, the DIP Lenders have loaned $600,000 to the Company pursuant to the financing arrangement, and the Company has issued 300,000 shares of Common Stock to the DIP Lenders. The loans from the DIP Lenders bear interest at the rate of 20% per annum. Interest for a one-year period (one-half of which will be refunded to the extent not earned ) and a 5% origination fee have been paid from proceeds.

     The loans from the DIP Lenders are due and payable on the earlier of the date one year after the specific loans were made or consummation of the Company's plan of reorganization.

Note 5 - Contingencies:

     Calabrian Litigation - In late August 1996 a complaint was filed against the Company in the District Court of Jefferson County, Texas, by Calabrian Corporation ("Calabrian") relating to a Purchase Agreement dated October 16, 1995 between the Company and Calabrian (the "Purchase Agreement") and a related License Agreement (the "Calabrian License Agreement"), dated effective as of September 1, 1995, between the Company and Calabrian.

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

     This litigation has been stayed as a result of the pendency of the Company's bankruptcy proceedings. The Company has filed a Motion to Transfer this litigation to the Bankruptcy Court. A hearing on the Motion has not been scheduled.

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

     In connection with the sale of the Tennessee Facility contemplated by the Asset Purchase Agreement between the Company and Republic Financial Corporation ("Republic"), by Stipulation and Order of Court entered September 12, 1997 ("Stipulation"), Olin and the Company conditionally resolved their disputes on the following basis. In the event that the sale to Republic closes, Olin will be entitled to payment at closing of claims totaling $5,705,828.84 plus certain accruals and less credits to the Company for liquid sulfur dioxide produced at the Facility and used or stored by Olin since February 1, 1997. As of October 31, 1997, those credits totaled $2,136,530. See Note 6 for further information on the potential sale of the Tennessee Facility.

     Additionally, at the closing on the Republic sale, the Company and Olin have agreed to execute mutual releases releasing any and all other claims or causes of action. In the event that the sale to Republic does not close, the Company and Olin will be entitled to pursue any and all claims and lawsuits which they have against each other. However, any claim of Olin in excess of the aggregate sum as agreed pursuant to the Stipulation will be assertable defensively by set-off and/or counterclaim only and will not result in any increase in the aggregate claims of Olin payable by the Company. On October 2, 1997, Calabrian Corporation filed an Objection to the Stipulation. The Bankruptcy Court denied Calabrian's Objection at a hearing held on October 14, 1997.


Note 6 - Potential Sale of the Tennessee Facility:

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

     A Motion for Order Approving (i) Sale of Assets Free and Clear of Liens and Encumbrances and (ii) Assumption and Assignment of Executory Contract in Connection with Sale of Assets (the "Motion") was filed with the Court on September 22, 1997, and a hearing on the Motion was held on October 21-22, 1997. In addition to the sale of the Tennessee Facility and related assets, the Motion sought authority for the Company to assume the Calabrian License Agreement and to assign it to Republic. On October 22, 1997, the Bankruptcy Court entered an Order authorizing the sale to Republic including the assumption and assignment of the Calabrian License Agreement. Subject to satisfaction of all conditions, the Asset Purchase Agreement targets November 1997 for the closing of the sale of the Tennessee Facility.

     Completion of a sale of the Tennessee Facility is one of the principal elements of the Company's plan to emerge from bankruptcy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a development stage company and is principally engaged in developing, testing and marketing a process that is a dry post-combustion emission control technology which uses a regenerable sorbent to remove a high percentage of the pollutants which cause "acid rain" and ground level ozone from flue gas generated by burning fossil fuel.

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


Liquidity and Capital Resources

     Since inception, the Company has dedicated substantially all its resources to the acquisition, development and testing of the NOXSO Process. From the beginning of fiscal 1997 until January 31, 1997, the Company was principally engaged in (i) the design, construction and operation of a facility to demonstrate the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana (the "Alcoa Project") and (ii) the construction of a facility (the "Tennessee Facility") at Olin's plant in Charleston, Tennessee to convert elemental sulfur, which is generated as a by-product of the NOXSO Process, into liquid sulfur dioxide (the "Olin Project") pursuant to a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement"). In connection with construction of the Tennessee Facility, the Company became obligated to Olin under a loan (the "Olin Loan") in the amount of $1.874 million which Olin had made to the Company in order to provide for construction of the Tennessee Facility and to Praxair for the balance of the approximately $2.75 million balance, (plus late charges) of the contract price for an air separation plant supplied to the Company by Praxair as part of the Tennessee Facility.

     The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on the Olin Loan. The Company commenced litigation against Olin in connection with it purported termination of the Olin Agreement. In addition, on February 3, 1997, Alcoa terminated the Alcoa Project Agreement because the Company was unable to obtain the financing required to complete the project by the designed date, which was extended several times until January 31, 1997. As a result of the termination of the Alcoa Project Agreement, the Company became obligated, under an amendment to its Cooperative Agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. DOE has filed a proof of claim as an unsecured creditor in the amount of approximately $15 million in the Company's bankruptcy proceedings.

     On February 6, 1997, Olin and two of the company's suppliers filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-10709). The Company is presently operating as a debtor-in-possession in the proceeding. The litigation described above brought by the Company against Olin has been transferred to the jurisdiction of the Bankruptcy Court.

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

     The Company applied to the Bankruptcy Court for approval of additional debtor-in-possession financing in an amount of up to $600,000. On August 18, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain such financing from a group of lenders (the "DIP Lenders"). Pursuant to such arrangement, the Company is authorized to grant and has granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment and is authorized to issue 300,000 shares of its Common Stock in the aggregate to the DIP Lenders. During the three months ended September 30, 1997, the DIP Lenders have loaned $583,333 to the Company pursuant to the financing arrangement, and the Company has issued 289,333 shares of Common Stock to the DIP Lenders. To date, the DIP Lenders have loaned $600,000 to the Company pursuant to the financing arrangement, and the Company has issued 300,000 shares of Common Stock to the DIP Lenders. The loans from the DIP Lenders bear interest at the rate of 20% per annum. Interest for a one-year period (one-half of which will be refunded to the extent not earned ) and a 5% origination fee have been paid from proceeds.

     The loans from both the Interim Lenders and the DIP Lenders are due and payable on the earlier of the date one year after the specific loans were made or consummation of the Company's plan of reorganization.

     Even if the Company is able to locate an alternate site for a commercial-size demonstration facility and retain the DOE funding, the Company will need to secure significant additional funding in order to continue as a going concern and complete a commercial demonstration facility. The Company has never generated any significant operating revenue and does not anticipate that it will generate significant operating revenue in the foreseeable future. The Company has secured certain emergency interim debtor-in-possession financing and has entered into an agreement which provides, subject to numerous conditions, for the sale of the Tennessee Facility. However, funds generated from these sources would not be sufficient to permit the Company to construct a commercial-size demonstration facility, and the Company does not presently have any source for any significant additional funding. Because of the reluctance of regulated utilities to purchase process technology which has not been tested on a commercial scale, due to the uncertainty of cost considerations, the Company believes that it will be extremely difficult for the Company to market and sell the NOXSO Process if an alternate site for a commercial demonstration facility is not located in the near future or if funding for such a facility, both from the DOE and other sources, is not secured promptly. There can be no assurance that the Company will be successful in locating an alternate site, in obtaining DOE's approval to utilize DOE funding at such a site or in obtaining the needed additional funding. If the Company is unable to accomplish all of the foregoing objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate. In such event, it is unlikely that sufficient funds will be generated to permit any distribution to be made to the Company's stockholders.

     Although the Company and Republic Financial Corporation have executed an Asset Purchase Agreement relating to the sale of the Tennessee Facility, consummation of such sale is subject to a number of conditions, many of which are outside the Company's control. As a result, there can be no assurance that the Company will succeed in selling the Tennessee Facility to Republic or to any other purchaser at a satisfactory price.


Results of Operations

     Inception to September 30, 1997

     To date, the Company has not derived any significant revenues from operations. Substantially all revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $10.7 million through September 30, 1997. As a result of the significant expenses incurred from inception through September 30, 1997 in connection with the acquisition, development and testing the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $18.4 million at September 30, 1997. Since inception through September 30, 1997, the Company's total costs and expenses were $29.1 million, including $8.6 million relating to salaries and benefits.

     Three Months Ended September 30, 1997
     Compared to the Three Months Ended September 30, 1996.

     Total funding, interest income, reimbursement of project costs and sulfur dioxide processing revenue for the three months ended September 30, 1997 and 1996, respectively, were $1.0 million and $0.2 million respectively, while total costs and expenses for the same periods were $1.5 million and $0.3 million, respectively. Depreciation and amortization increased by $0.33 million because the Tennessee Facility is completed and is now classified as plant and is accordingly being depreciated. The Company has also recognized a $0.5 million loss on impairment of asset related to the Tennessee Facility. Because of the termination of the Alcoa Project Agreement, costs relating to the Alcoa Project can no longer be capitalized, and $2.1 million of such costs were written off in fiscal 1997. The Tennessee Facility became operational in 1997, and the Company has revenue and operating expenses relating to the Tennessee Facility. During the three months ended September 30, 1997, the Company had revenue of $0.96 million relating to the sale of liquid sulfur dioxide produced at the Tennessee Facility and incurred expenses of $0.49 million in sulfur dioxide processing costs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

     This litigation has been stayed as a result of the pendency of the Company's bankruptcy proceedings.The Company has filed a Motion to Transfer this litigation to the Bankruptcy Court. A hearing on the Motion has not been scheduled.


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

     On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the Company's title to the Tennessee Facility,
(iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility, or (v) taking any action to foreclose against the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company has sought damages in excess of $32 million. In its action, the Company contends, among other things, that it has committed no material breach of the Olin Agreement and that the Company has substantially completed construction of the Tennessee Facility. The Company also contends that the parties had agreed to extend the January 31, 1997 due date for the Olin Note and to set off the amount of the Olin Note against purchase price payments with Olin is obligated to make on the Tennessee Facility when it becomes fully operational. This litigation has been transferred to the jurisdiction of the Bankruptcy Court.

     In connection with the sale of the Tennessee Facility contemplated by the Asset Purchase Agreement between the Company and Republic Financial Corporation ("Republic"), by Stipulation and Order of Court entered September 12, 1997 ("Stipulation"), Olin and the Company conditionally resolved their disputes on the following basis. In the event that the sale to Republic closes, Olin will be entitled to payment as closing of claims totaling $5,705,828.84 plus certain accruals and less credits to the Company for liquid sulfur dioxide produced at the Facility and used or stored by Olin since February 1, 1997. As of October 31, 1997, those credits totaled $2,136,530. Additionally, at the closing on the Republic sale, the Company and Olin have agreed to execute mutual releases releasing any and all other claims or causes of action. In the event that the sale to Republic does not close, the Company and Olin will be entitled to pursue any and all claims and lawsuits which they have against each other. However, any claim of Olin in excess of the aggregate sum as agreed pursuant to the Stipulation will be assertable defensively by set-off and/or counterclaim only and will not result in any increase in the aggregate claims of Olin payable by the Company. On October 2, 1997, Calabrian Corporation filed an Objection to the Stipulation. The Bankruptcy Court denied Calabrian's Objection at a hearing held on October 14, 1997.


Bankruptcy Proceedings

     On February 6, 1997, Olin, FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc., filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-10709). The Company is presently operating as a debtor-in-possession in the proceeding.


Item 2. Changes in Securities

     During the three months ended September 30, 1997, the Company issued 3,396,231 shares of Common Stock on conversion of $500,000 in principal amount of Convertible Subordinated Debentures and 291,665 shares of Common Stock in connection with its debtor-in-possession financing.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits - None

     (b) Reports - On September 30, 1997, the Company filed a Form 8-K reporting the Company's agreement with Republic Financial Corporation for the sale of the Tennessee Facility, certain matters relating to the hearing on the Company's plan of reorganization, the Company's debtor-in-possession financing and the conversion of the Company's Convertible Subordinated Debentures into Common Stock.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NOXSO CORPORATION
                                                      Registrant


Date:  November 19, 1997                By:  /s/  Edwin J. Kilpela
                                             ----------------------------------
                                                  Edwin J. Kilpela, President
                                                  (On behalf of the Registrant)


Date:  November 19, 1997                By:  /s/  John L. Haslbeck
                                             ----------------------------------
                                                  John L. Haslbeck, Treasurer