Form 10-Q
period 1997-12-31
NOXSO CORP
filed 1998-02-17
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                             Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at January 31, 1998
Common stock, $.01 par value                              15,022,051

                                NOXSO CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------


PART I    FINANCIAL INFORMATION                                               3

  Item 1. Financial Statements

          Consolidated Balance Sheets as of December 31, 1997
                (Unaudited) and June 30, 1997 (Audited)                       3

          Consolidated Statements of Operations for the Cumulative
                Period  from   Inception   to  December  31,  1997
                (Unaudited) and for the three and six months ended
                December 31, 1997 and 1996 (Unaudited)                        4

          Consolidated Statements of Changes in Stockholders'
                Equity for the Cumulative Period from Inception to
                December 31, 1997 (Unaudited)                                 5

          Consolidated Statements of Cash Flows for the Cumulative
                Period from Inception to December 31, 1997 and for
                the six months ended December 31, 1997
                and 1996 (Unaudited)                                          8

          Notes to Consolidated Financial Statements                          9

  Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 16

PART II.  OTHER INFORMATION                                                   22

  Item 1. Legal Proceedings                                                   22

  Item 2. Changes in Securities                                               23

  Item 6. Exhibits and Reports on Form 8-K                                    24

SIGNATURES                                                                    25

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)


                                NOXSO CORPORATION
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                                                  December 31,       June 30,
ASSETS                                                                1997            1997
                                                                  ------------    ------------
CURRENT ASSETS:                                                    (Unaudited)      (Audited)
  Cash and equivalents                                            $    708,455    $     47,470
  Restricted cash                                                    1,275,881            --
  Bank certificate of deposit                                             --         1,000,000
  Accounts receivable                                                   14,146          65,760
  Prepaid expenses and other current assets                            350,129          99,778
                                                                  ------------    ------------
       Total Current Assets                                          2,348,611       1,213,008
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT:
  Plant                                                                   --        11,532,124
  Equipment                                                            324,219         339,931
  Furniture and fixtures                                               108,832         108,832
  Leasehold Improvements                                                16,646          16,646
  Construction in progress                                              44,975          44,975
                                                                  ------------    ------------
                                                                       494,672      12,042,508
  Less:  Accumulated depreciation                                     (433,282)     (1,083,038)
                                                                  ------------    ------------
                                                                        61,390      10,959,470
                                                                  ------------    ------------
Goodwill                                                                35,783            --
Deposits                                                                 4,308           4,308
                                                                  ------------    ------------
       Total Assets                                               $  2,450,092    $ 12,176,786
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE
  Notes payable                                                   $       --      $  2,922,500
  Long-term debt                                                       645,276            --
  Accounts payable                                                     132,330       5,475,428
  Accrued compensation                                                  11,342          26,021
  Deferred income taxes                                                141,240         120,294
  Other current liabilities                                            102,886         578,055
  Minority interest in consolidated subsidiary                            --            24,300
                                                                  ------------    ------------
       Total Liabilities Not Subject to Compromise                   1,033,074       9,146,598
                                                                  ------------    ------------

PREPETITION LIABILITIES SUBJECT TO COMPROMISE                        2,401,538       4,488,381

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:  Authorized,
   20,000,000 shares.  Issued and outstanding 14,983,468 shares
   and 11,264,740 shares, respectively                                 147,836         110,649
  Paid-in capital                                                   16,815,569      16,349,532
  Deficit accumulated during the development stage                 (17,922,925)    (17,893,374)
                                                                  ------------    ------------
                                                                      (959,520)     (1,433,193)
  Less:  Cost of 2,985 shares of common stock held in treasury         (25,000)        (25,000)
                                                                  ------------    ------------
       Total Stockholders' Equity (Deficit)                           (984,520)     (1,458,193)
                                                                  ------------    ------------
       Total Liabilities and Stockholders' Equity                 $  2,450,092    $ 12,176,786
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                                NOXSO CORPORATION
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                    Date of                December 31,
                                                                  Inception,      -----------------------------
                                                               August 28, 1979,
                                                               to Dec. 31, 1997       1997             1996
                                                               ----------------   ------------     ------------
COSTS AND EXPENSES:
  Purchase of NOXSO Process                                    $    260,625       $       --      $       --
  Contract development-concept testing                            1,169,759               --              --
  Contract development-demonstration plant                        1,727,715               --              --
  Designing, drafting and consulting                              1,122,653               --             7,490
  Supplies, instruments and equipment                             2,002,894             10,607          18,255
  Depreciation and amortization                                   1,892,207            669,997          21,476
  Other research and development                                    386,309               --              --
  Salaries and benefits                                           8,759,574            299,048         194,540
  Professional fees                                               2,357,052            511,932         105,281
  Rent                                                              701,500             76,839          49,009
  Income tax expense                                                139,940             23,207          82,087
  Other general administrative                                    3,922,601            128,029         631,282
  Sulfur dioxide processing costs                                 1,739,299            458,768            --
  Loss on impairment of asset                                     1,975,028            478,094            --
  ALCOA Project Expense                                           2,095,124               --         1,932,482
                                                               ------------       ------------    ------------
TOTAL COSTS AND EXPENSES                                         30,252,280          2,656,521       3,041,902
                                                               ------------       ------------    ------------

LESS FUNDING AND OTHER:
  Funding of research agreement                                   1,200,000               --              --
  Reimbursement of project costs                                  5,022,007             29,976          89,552
  Government grant                                                1,128,020               --              --
  Sulfur dioxide processing revenue                               2,680,810          1,816,870            --
  Interest income                                                 1,104,896              8,590          30,815
  Gain on sale of assets                                            771,534            771,534            --
  Other                                                             470,345               --           285,708
                                                               ------------       ------------    ------------
TOTAL FUNDING AND OTHER                                          12,354,222          2,626,970         406,075
                                                               ------------       ------------    ------------
  Minority interest in net income of consolidated subsidiary         23,700               --            25,895
NET (LOSS) INCOME                                              $(17,921,758)      $    (29,551)   $ (2,661,722)
                                                               ============       ============    ============
(LOSS) INCOME PER COMMON SHARE:
  Basic                                                                           $       --      $       (.27)
                                                                                  ============    ============
  Average number of shares outstanding - basic                                      13,136,726       9,868,310
                                                                                  ============    ============
  Diluted                                                                          $       --     $       (.27)
                                                                                  ============    ============
  Average number of shares outstanding - diluted                                    13,136,726       9,868,310
                                                                                  ============    ============

                                                                     Three Months Ended
                                                                         December 31,
                                                               -------------------------------
                                                                   1997               1996
                                                               ------------       ------------
COSTS AND EXPENSES:
  Purchase of NOXSO Process                                    $       --         $       --
  Contract development-concept testing                                 --                 --
  Contract development-demonstration plant                             --                 --
  Designing, drafting and consulting                                   --                5,375
  Supplies, instruments and equipment                                 4,563             10,499
  Depreciation and amortization                                     335,201              8,518
  Other research and development                                       --                 --
  Salaries and benefits                                             159,719            101,891
  Professional fees                                                 511,932             90,459
  Rent                                                               38,434             24,872
  Income tax expense                                                 23,207             35,222
  Other general administrative                                       62,908            486,160
  Sulfur dioxide processing costs                                      --                 --
  Loss on impairment of asset                                          --                 --
  ALCOA Project Expense                                                --            1,932,482
                                                               ------------       ------------
TOTAL COSTS AND EXPENSES                                          1,135,964          2,695,478
                                                               ------------       ------------

LESS FUNDING AND OTHER:
  Funding of research agreement                                        --                 --
  Reimbursement of project costs                                     12,773             18,437
  Government grant                                                     --                 --
  Sulfur dioxide processing revenue                                 868,560               --
  Interest income                                                      --               11,922
  Gain on sale of assets                                            771,534               --
  Other                                                                --              169,192
                                                               ------------       ------------
TOTAL FUNDING AND OTHER                                           1,652,867            199,551
                                                               ------------       ------------
  Minority interest in net income of consolidated subsidiary           --               23,132
NET (LOSS) INCOME                                              $    516,903       $ (2,519,059)
                                                               ============       ============
(LOSS) INCOME PER COMMON SHARE:
  Basic                                                        $        .04       $       (.26)
                                                               ============       ============
  Average number of shares outstanding - basic                   12,640,155          9,722,019
                                                               ============       ============
  Diluted                                                      $        .04       $       (.26)
                                                               ============       ============
  Average number of shares outstanding - diluted                 12,640,155          9,722,019
                                                               ============       ============


See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO DECEMBER 31, 1997

                                                                            Stockholders' Equity
                                                    ------------------------------------------------------------------
                                                         Consideration                  Common Stock
                                                    -----------------------         ---------------------   ----------
                                                       Per                           Shares        Par        Paid-in
                                                      Share        Total             Issued       Value       Capital
                                                    ---------   -----------         ---------   ---------   ----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994:
1979 - Issuance of Common Stock                     $    .005   $       600(1)        120,000   $   1,200   $     (600)
1980 - Issuance of Common Stock                          .563       956,250(2)      1,700,000      17,000      791,382
1980 - Issuance of Warrants                              --             850(3)           --          --            850
1983 - Issuance of Common Stock                         .2813        28,125(4)        100,000       1,000       27,125
1986 - Issuance of Common Stock                          .125       155,000(1)      1,240,000      12,400      142,600
1986 - Issuance of Common Stock                          .125        32,500(5)        260,000       2,600       29,900
1987 - Issuance of Common Stock                           .50       134,000(1)        268,000       2,680      131,320
1987 - Issuance of Common Stock                           .50        42,900(5)         85,800         858       42,042
1988 - Issuance of Stock Option                                     250,000(6)           --          --        250,000
1989 - Issuance of Common Stock                          .675        27,000(7)         40,000         400       26,600
1989 - Issuance of Common Stock                           .50       147,500(8)        295,000       2,950      144,550
1989 - Issuance of Common Stock                          2.50     4,000,000(2)      1,600,000      16,000    3,174,721
1989 - Issuance of Warrants                                              80(3)           --          --             80
1991 - Issuance of Common Stock                         1.129       569,464(9)        504,620       5,046      564,418
1991 - Issuance of Common Stock                          .675        27,000(7)         40,000         400       26,600
1991 - Issuance of Common Stock                          .675        27,000(9)         40,000         400       26,600
1992 - Issuance of Common Stock                         1.129       683,356(9)        605,544       6,056      677,300
1992 - Issuance of Common Stock                          7.50     2,000,000(1)        266,666       2,666    1,997,334
1992 - Issuance of Common Stock                          2.75         5,500(9)          2,000          20        5,480


                                                                      Stockholders' Equity
                                                  -------------------------------------------------------
                                                   Deficit
                                                 Accumulated                         Notes
                                                    During                      Receivable for
                                                  Development       Treasury      Purchase of
                                                     Stage           Stock       Common Stock       Total
                                                  -----------      ----------    -------------  ----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994:
1979 - Issuance of Common Stock                   $      --        $     --      $      --      $      600
1980 - Issuance of Common Stock                          --              --             --         808,382
1980 - Issuance of Warrants                              --              --             --             850
1983 - Issuance of Common Stock                          --              --             --          28,125
1986 - Issuance of Common Stock                          --              --             --         155,000
1986 - Issuance of Common Stock                          --              --             --          32,500
1987 - Issuance of Common Stock                          --              --             --         134,000
1987 - Issuance of Common Stock                          --              --             --          42,900
1988 - Issuance of Stock Option                          --              --             --         250,000
1989 - Issuance of Common Stock                          --              --          (27,000)         --
1989 - Issuance of Common Stock                          --              --          (30,000)      117,500
1989 - Issuance of Common Stock                          --              --             --       3,190,721
1989 - Issuance of Warrants                              --              --             --              80
1991 - Issuance of Common Stock                          --              --             --         569,464
1991 - Issuance of Common Stock                          --              --          (27,000)         --
1991 - Issuance of Common Stock                          --              --             --          27,000
1992 - Issuance of Common Stock                          --              --             --         683,356
1992 - Issuance of Common Stock                          --              --             --       2,000,000
1992 - Issuance of Common Stock                          --              --             --           5,500


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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO DECEMBER 31, 1997

                                                                                Stockholders' Equity
                                                    ----------------------------------------------------------------------
                                                         Consideration                       Common Stock
                                                    ----------------------     -------------------------------------------
                                                       Per                        Shares          Par            Paid-in
                                                      Share       Total           Issued         Value           Capital
                                                    ---------  ----------      ------------   ------------    ------------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994: (CONTINUED)
  1992 - Issuance of Common Stock                   $ 2.00     $   69,124(10)         34,562   $        346    $     68,778
  1992 - Issuance of Common Stock                                        (11)        116,500          1,165            --
  1992 - Satisfaction of notes receivable                                               --             --              --
  1993 - Issuance of Common Stock                    1.129        683,356(9)         605,544          6,056         677,300
  1993 - Issuance of Common Stock                     2.04         26,260(9)          12,866            129          26,131
  1993 - Issuance of Common Stock                      .50                            50,000            500          24,500
  1993 - Acquisition of Common Stock for treasury                                       --             --              --
  1993 - Satisfaction of notes receivable                                               --             --              --
  1993 - Issuance of Common Stock                     5.00      2,594,115(16)        571,250          5,712       2,588,403
  1994 - Issuance of Common Stock                    1.129        113,888(9)         100,920          1,009         112,879
  1994 - Issuance of Common Stock                     2.00         23,624(13)         11,812            118          23,506
  Net loss                                                                              --             --              --
                                                                                ------------   ------------    ------------
BALANCE, JUNE 30, 1994                                                             8,671,084   $     86,711    $ 11,579,799
                                                                                ============   ============    ============

YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                          $ 2.00     $   47,252(10)         23,626   $        236    $     47,016
  Issuance of Common Stock                            2.75         11,000(9)           4,000             40          10,960
  Issuance of Common Stock                            3.85        497,500(16)        150,000          1,500         496,000
  Issuance of Common Stock                            3.56        800,795(16)        250,000          2,500         798,295
  Issuance of Common Stock                            3.25            325(17)            100              1             324
  Net loss                                                                              --             --              --
                                                                                ------------   ------------    ------------
BALANCE, JUNE 30, 1995                                                             9,098,810   $     90,988    $ 12,932,394
                                                                                ============   ============    ============

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                            3.25         81,250(9)          25,000            250          81,000
  Issuance of Common Stock                            1.91         19,063(9)          10,000            100          18,963
  Issuance of Common Stock                           3.625         20,845(9)           5,750             58          20,787
  Issuance of Common Stock                            4.55        409,725(16)        100,000          1,000         408,725
  Issuance of Common Stock                            4.54        408,375(16)        100,000          1,000         407,375
  Issuance of Common Stock                            4.56         45,626(9)          10,000            100          45,526
  Issuance of Common Stock                            3.21        503,209(16)        156,763          1,569         501,640
  Issuance of Common Stock                           3.425        500,003(16)        145,773          1,458         498,543
  Net loss                                                                              --             --              --
                                                                                ------------   ------------    ------------
BALANCE, JUNE 30, 1996                                                             9,652,096   $     96,523    $  5,378,188
                                                                                  ============   ============    ============

                                                                      Stockholders' Equity
                                                  -------------------------------------------------------
                                                     Deficit
                                                   Accumulated                        Notes
                                                     During                        Receivable for
                                                    Development       Treasury      Purchase of
                                                       Stage           Stock        Common Stock       Total
                                                   ------------     ------------    ------------    ------------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994:
  1992 - Issuance of Common Stock                  $       --       $       --      $       --      $     69,124
  1992 - Issuance of Common Stock                       (1,165)             --              --              --
  1992 - Satisfaction of notes receivable                  --               --            57,000(12)      57,000
  1993 - Issuance of Common Stock                          --               --              --           683,356
  1993 - Issuance of Common Stock                          --               --              --            26,260
  1993 - Issuance of Common Stock                          --               --           (25,000)              0
  1993 - Acquisition of Common Stock for treasury          --            (25,000)         25,000(15)           0
  1993 - Satisfaction of notes receivable                  --               --            27,000(14)      27,000
  1993 - Issuance of Common Stock                          --               --              --         2,594,115
  1994 - Issuance of Common Stock                          --               --              --           113,888
  1994 - Issuance of Common Stock                          --               --              --            23,624
  Net loss                                          (9,727,095)             --              --        (9,727,095)
                                                   ------------     ------------    ------------    ------------
BALANCE, JUNE 30, 1994                             $ (9,727,095)    $    (25,000)   $       --      $  1,914,415
                                                   ============     ============    ============    ============

YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                         $       --       $       --      $       --      $     47,252
  Issuance of Common Stock                                 --               --              --            11,000
  Issuance of Common Stock                                 --               --              --           497,500
  Issuance of Common Stock                                 --               --              --           800,795
  Issuance of Common Stock                                 --               --              --               325
  Net loss                                           (1,931,657)            --              --        (1,760,658)
                                                   ------------     ------------    ------------    ------------
BALANCE, JUNE 30, 1995                             $(11,487,753)    $    (25,000)   $       --      $  1,510,629
                                                   ============     ============    ============    ============

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                                 --               --              --            81,250
  Issuance of Common Stock                                 --               --              --            19,063
  Issuance of Common Stock                                 --               --              --            20,845
  Issuance of Common Stock                                 --               --              --           409,725
  Issuance of Common Stock                                 --               --              --           408,375
  Issuance of Common Stock                                 --               --              --            45,626
  Issuance of Common Stock                                 --               --              --           503,209
  Issuance of Common Stock                                 --               --              --           500,001
  Net loss                                             (394,269)            --              --          (394,269)
                                                   ------------     ------------    ------------    ------------
BALANCE, JUNE 30, 1996                             $ (3,278,694)    $    (25,000)   $       --      $  3,104,454
                                                   ============     ============    ============    ============




See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO DECEMBER 31, 1997
                                   (continued)


                                                                                     Stockholders' Equity
                                                  ----------------------------------------------------------------------------------
                                                        Consideration                        Common Stock
                                                  -------------------------         ------------------------------      ------------
                                                     Per                               Shares             Par             Paid-in
                                                    Share          Total               Issued            Value            Capital
                                                  --------     ------------         ------------      ------------      ------------
YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock                        $   3.63     $     27,186(9)             7,500      $       75        $     27,111
  Issuance of Common Stock                            1.50          945,500(16)          630,333           6,303             939,197
  Issuance of Common Stock                            0.00             --  (16)          200,000            --                  --
  Issuance of Common Stock                            0.26           40,000(17)          154,811           1,548              38,452
  Issuance of Common Stock                            0.25          100,000(16)          400,000           4,000              96,000
  Issuance of Common Stock                            0.63           43,750(18)           70,000             700              43,050
  Issuance of Common Stock                            0.00            1,500(19)          150,000           1,500                --
  Deferred Debt Discount                                                                    --              --               290,769
Net loss                                                                                    --              --                  --
                                                                                      ----------      ----------        ------------
BALANCE, JUNE 30, 1997                                                                11,264,740      $  110,649        $ 16,349,532
                                                                                      ==========      ==========        ============

SIX MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED):
  Issuance of Common Stock                            0.15          150,000(17)          973,203           9,732             140,268
  Issuance of Common Stock                            0.13          150,000(17)        1,142,857          11,429             138,571
  Issuance of Common Stock                            0.16          200,000(17)        1,280,171          12,802             187,198
  Issuance of Common Stock                            0.00            1,000(19)          100,000           1,000                --
  Issuance of Common Stock                            0.00            1,000(19)          100,000           1,000                --
  Issuance of Common Stock                            0.00              167(19)           16,666             167                --
  Issuance of Common Stock                            0.00              417(19)           41,666             417                --
  Issuance of Common Stock                            0.00              333(19)           33,333             333                --
  Issuance of Common Stock                            0.00               83(19)            8,333              83                --
  Issuance of Common Stock                            0.00              108(19)           10,833             108                --
  Issuance of Common Stock                            0.00               83(19)            8,333              83                --
  Issuance of Common Stock                            0.00               33(19)            3,333              33                --
Net loss                                                                                    --              --                  --
                                                                                      ----------      ----------        ------------
BALANCE, DECEMBER 31, 1997 (UNAUDITED)                                                14,983,468      $  147,836        $ 16,815,569
                                                                                      ==========      ==========        ============


                                                                             Stockholders' Equity
                                                    --------------------------------------------------------------------
                                                      Deficit
                                                    Accumulated                            Notes
                                                       During                           Receivable for
                                                    Development          Treasury        Purchase of
                                                       Stage               Stock        Common Stock            Total
                                                    ------------        ----------      -------------       ------------
YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock                          $       --          $     --        $       --          $     27,186
  Issuance of Common Stock                                  --                --                --               945,500
  Issuance of Common Stock                                  --                --                --                     0
  Issuance of Common Stock                                  --                --                --                40,000
  Issuance of Common Stock                                  --                --                --               100,000
  Issuance of Common Stock                                  --                --                --                43,750
  Issuance of Common Stock                                  --                --                --                 1,500
  Deferred Debt Discount                                    --                --                --               290,769
Net loss                                              (6,011,352)             --                --            (6,011,352)
                                                    ------------         ---------       ------------       ------------
BALANCE, JUNE 30, 1997                              $(17,893,374)        $ (25,000)      $      --          $ (1,458,193)
                                                    ============         =========       ============       ============

SIX MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED):
  Issuance of Common Stock                                  --                --                --               150,000
  Issuance of Common Stock                                  --                --                --               150,000
  Issuance of Common Stock                                  --                --                --               200,000
  Issuance of Common Stock                                  --                --                --                 1,000
  Issuance of Common Stock                                  --                --                --                 1,000
  Issuance of Common Stock                                  --                --                --                   167
  Issuance of Common Stock                                  --                --                --                   417
  Issuance of Common Stock                                  --                --                --                   333
  Issuance of Common Stock                                  --                --                --                    83
  Issuance of Common Stock                                  --                --                --                   108
  Issuance of Common Stock                                  --                --                --                    83
  Issuance of Common Stock                                  --                --                --                    33
Net loss                                                (29,551)              --                --               (29,551)
                                                    ------------         ---------       ------------       ------------
BALANCE, DECEMBER 31, 1997 (UNAUDITED)              $(17,922,925)       $ (25,000)       $      --           $  (984,520)
                                                    ============         =========       ============       ============

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

               NOXSO CORPORATION (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                Date of Inception
                                                                                 August 28, 1979,
                                                                                       to              Six Months Ended December 31,
                                                                                    December           -----------------------------
                                                                                    31, 1997               1997            1996
                                                                                ------------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(17,921,758)        $    (29,551)   $ (2,661,722)
  Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                  1,844,492              669,997          21,609
      Amortization of deferred debt discount                                           290,769                 --              --
      Minority interest                                                                   --                 24,300          26,195
      Gain on sale of assets                                                          (765,782)            (771,534)           --
      Loss on impairment of property and equipment                                   1,975,029              478,094            --
      Issuance of common stock for compensation and other                              150,030               29,057            --
      Issuance of common stock for purchase of Noxso Process                            28,125                 --              --
      Compensation in satisfaction of notes receivable                                  57,000                 --              --
      Changes in operating assets and liabilities:
      Accounts receivable                                                              (14,146)              51,614       1,820,026
      Prepaid expenses and other current assets                                       (345,354)            (250,351)          2,978
      Deposits                                                                          (4,308)                --              --
      Liabilities not subject to compromise:
           Accounts payable                                                            132,330           (5,343,098)      3,997,639
           Accrued compensation                                                         11,342              (14,679)        (51,690)
           Advanced billings                                                              --                   --        (1,379,549)
           Other current liabilities                                                   495,626             (202,723)        254,274
      Liabilities subject to compromise                                              2,151,537           (2,336,843)        250,000
                                                                                  ------------         ------------    ------------
            Net cash flows from operating activities                              $(11,866,468)        $ (7,695,717)   $  2,279,760
                                                                                  ------------         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of and deposits for property and equipment                           (13,641,045)                --        (3,093,458)
  Subsidiary acquisition of treasury stock                                             (60,083)             (60,083)           --
  Proceeds from the sale of certificate of deposit                                           0            1,000,000            --
  Proceeds from the sale of property and equipment                                  11,004,546           11,000,000            --
                                                                                  ------------         ------------    ------------
          Net cash flows from investing activities                                $ (2,696,582)        $ 11,939,917    $ (3,093,458)
                                                                                  ------------         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement offering                                       6,826,408                 --           600,000
  Proceeds from line of credit                                                       3,025,000                 --              --
  Payment of line of credit                                                         (3,025,000)          (1,000,000)           --
  Proceeds from commercial loan                                                           --                   --           250,000
  Proceeds from issuance of common stock                                             7,760,647                 --              --
  Proceeds from sales of common stock options and warrants                           1,323,095                 --            27,188
  Proceeds from satisfaction of notes receivable                                        27,000                 --              --
  Proceeds from ALCOA and Olin loans                                                 2,874,000                 --              --
  Payment of ALCOA loan and Olin loans                                              (2,874,000)          (1,874,000)           --
  Proceeds from debtor-in-possession financing                                         705,166              656,666            --
  Payment of debtor-in-possession financing                                            (90,000)             (90,000)           --
  Net loans to stockholders and officers                                                (4,930)                --              --
                                                                                  ------------         ------------    ------------
          Net cash flows from financing activities                                $ 16,547,386         $ (2,307,334)   $    877,188
                                                                                  ------------         ------------    ------------

NET INCREASE (DECREASE), CASH AND EQUIVALENTS
  AND RESTRICTED CASH                                                                1,984,336            1,936,866          63,490
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                 --                 47,470         464,723
                                                                                  ------------         ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $  1,984,336         $  1,984,336    $    528,213
                                                                                  ============         ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                   $    342,369         $        900    $    150,803
                                                                                  ============         ============    ============
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for notes receivable                                   $     84,000         $       --      $       --
                                                                                  ============         ============    ============
  Acquisition of common stock into treasury to satisfy notes receivable           $    (25,000)        $       --      $       --
                                                                                  ============         ============    ============
  Issuance of common stock in exchange for warrants                               $      1,165         $       --      $       --
                                                                                  ============         ============    ============
  Compensation in satisfaction of notes receivable                                $     57,000         $       --      $       --
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

     Plan of Reorganization - On February 11, 1998, the Bankruptcy Court granted the Motion filed by the Company, with the consent of its unsecured creditors, extending the time during which the Company has the exclusive right to file a plan of reorganization until April 15, 1998.

     The Company has identified two principal elements in its plan to emerge from bankruptcy: the sale of its liquid sulfur dioxide production facility located in Charleston, Tennessee (the "Tennessee Facility") and organizing a project for the commercial demonstration of the NOXSO Process. (see Notes 3, 4 and 5).

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

     On January 5, 1998, the Company signed a Host Site Agreement (the "Host Site Agreement") with Richmond Power & Light ("RPL") to demonstrate the first commercial-sized installation of the NOXSO Process. RPL is a municipally owned electric generation and transmission organization serving the Richmond, Indiana area. The NOXSO plant will be constructed at RPL's Whitewater Valley Station located in Richmond, Indiana, and will treat all of the flue gas from a 33-megawatt electric generating unit.

     With execution of the Host Site Agreement, the Company is requesting approval by the DOE of the new project site and funding plan. DOE had previously approved funding for the Alcoa Project. If DOE approval is obtained, this project would be part of the DOE's Clean Coal Technology Program that provides up to 50% project funding.

     The design, construction and two-year demonstration is budgeted at approximately $30 million. In addition to DOE and RPL, outside funding will be requested by the Company and RPL from research organizations, state agencies and other interested parties. The Company will seek to secure approximately $10 to $12 million to complete the financing package, as well as an additional $2 million to $3 million anticipated to be needed for working capital during the design and construction period, through a combination of new equity and/or debt plus the aforementioned outside funding. In addition to DOE approval and a complete financing package, other conditions that must be met for the project to proceed with detailed engineering and construction include obtaining environmental and construction permits.

     Subject  to  satisfying   all   conditions,   construction   of  the  NOXSO
installation at RPL is scheduled to begin in the spring of 1999 with startup in the spring of 2000.

     If the project proceeds through the start-up phase, the Host Site Agreement provides that, during a two-year demonstration period (the "Demonstration Period"), the Company will own all SO2 allowances ("SO2 Allowances"), and the Company and RPL will each own one half of the NOx allowances ("NOx Allowances"), if any, generated by the operation of the plant with the facilities for the operation of the NOXSO Process (the "Project Facilities") as compared to those generated by the operation of the plant without such facilities. The Company also has the option to receive from RPL the cash value of such Allowances. Under the SO2 Allowance program established under the federal Clean Air Act, each generator receives SO2 Allowances at the beginning of each year, which, when used, allow it to generate one ton of SO2 emissions during the year of use. To the extent a generator does not expend such SO2 Allowances in a year, they can be banked. Banked SO2 Allowances can be applied to future use, thus enabling facilities to execute their compliance and allowance strategies according to individual plant reduction requirements, system-wide planning cycles, and pollutant-reduction requirements throughout their entire system. SO2 Allowances can also be sold for use by others to enable them to emit SO2. The EPA has not adopted a national program for NOx Allowances similar to the SO2 Allowances program, but has recommended, in proposed regulations under Title I of the Clean Air Act, that states adopt NOx Allowance programs. While certain states have adopted NOx Allowance programs, Indiana has not to date adopted such a program.

     At the end of the Demonstration Period, or upon the earlier termination of the Host Site Agreement in accordance with its terms, the Company is obligated to remove the Project Facilities. In lieu of requiring removal of the Project Facilities at the end of the Demonstration Period, RPL has the option to purchase the Project Facilities at an agreed-upon price.

     The consummation of the sale of the Tennessee Facility constituted the completion of one of the elements of the Company's plan to emerge from bankruptcy. Execution of the Host Site Agreement is a significant step toward the completion of the second element, that is, organizing a project for the commercial demonstration of the NOXSO Process. However, in order to complete a commercial demonstration of the NOXSO Process, the Company must, among other things, obtain the consent of the DOE to utilize DOE funding at the new project site, as well as raise $10 million to $12 million in additional equity and/or debt financing for construction of the facility, and an additional $2 million to $3 million anticipated to be needed for working capital during the design and construction period. No source has been identified for such additional financing. If the Company is unable to accomplish these objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate.

In such event, it is unlikely that sufficient funds will be generated to permit any distribution to be made to the Company's stockholders.

Note 4 - Sale of Tennessee Facility:

     On December 31, 1997, the Company completed the sale of the Tennessee Facility, which does not utilize the NOXSO Process, to an affiliate of Republic Financial Corporation for $11 million.

     Approximately $9 million of the proceeds from the sale of the Tennessee Facility has been used to retire claims of creditors of the Company holding liens on the Tennessee Facility and to pay administrative expenses. In connection with the closing of the sale of the Tennessee Facility and the application of the proceeds thereof, the claims of Olin and Praxair against the Company were extinguished, and the litigation between Olin and the Company was terminated (see Note 6). Various claims made against the Company in the bankruptcy proceeding which were not secured by the Tennessee Facility remain outstanding and, except for post-petition claims, it is unlikely that a substantial portion of these claims will be paid with the remaining proceeds from the sale of the Tennessee Facility. Other than the claims of Calabrian Corporation (See Note 6) and the DOE (See Note 5), the claims of the Company's creditors that remain unpaid are approximately $645,000 as of December 31, 1997 owed to certain lenders of debtor-in-possession financing (See Note 5) and the claims of the Company's prepetition priority and non-priority unsecured creditors. Approximately $595,000 of the debtor-in-possession financing was repaid subsequent to December 31, 1997. As a result of this repayment, a portion of the prepaid interest (a total of approximately $40,000) was refunded.

     The Company will use a portion of the remaining proceeds from the sale of the Tennessee Facility to pay its operating expenses while it continues in its efforts to emerge from bankruptcy, including, in particular, obtaining the funding and approvals needed to build and operate a commercial demonstration of the NOXSO Process pursuant to the Host Site Agreement (see Note 3).
Approximately $1.28 million of the proceeds from the sale of the Tennessee Facility has been recorded as restricted cash on the balance sheet.

Note 5 - Financing:

     In order to provide for construction of the Tennessee Facility, the Company obtained a loan from Olin in the amount of $1,874,000. In August 1996, the Company also obtained the agreement of Praxair Inc. ("Praxair"), an air products company, to defer payment of the $2,750,000 balance owed for the air separation plant until completion of the bond financing then contemplated by the Company but no later than September 30, 1996. In connection with the agreement with Praxair, the Company agreed to pay late charges of .3% per week from the date of each outstanding invoice and to assign revenues it is entitled to receive under the Olin Agreement to Praxair until the Company's obligations to Praxair are paid in full. These claims were satisfied using the proceeds from the sale of the Tennessee Facility (see Note 4).

     As a result of the termination of the Alcoa Project Agreement, the Company became obligated, under an amendment to its Cooperative Agreement with DOE, to repay DOE for all funds provided by DOE for the Tennessee Facility (see Note 6), plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. The Company is to pay DOE an amount equal to 2/3 of the revenue received by the Company under the Olin Agreement (after repayment of amounts due to Praxair). The entire amount becomes due and payable on January 1, 1999 if repayment has not commenced by that time. DOE has filed a proof of claim as an unsecured creditor in the amount of approximately $15 million in the Company's bankruptcy proceedings. The Company is currently engaged in discussions with DOE regarding DOE's approval of funding for a portion of construction costs under the Company's new Host Site Agreement (see Note 3), as well as the nature, extent and method of repayment of DOE's claim.

     Pursuant to an agreement for debtor-in-possession financing with certain lenders (collectively, the "Interim Lenders"), in June 1997, the Interim Lenders loaned the Company the amount of $50,000, interest free for one year. Pursuant to such agreement, the Company issued to the Interim Lenders 150,000 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock").

     Pursuant to an arrangement with another group of lenders (the "DIP Lenders"), the DIP Lenders loaned $600,000 to the Company, and the Company issued 300,000 shares of Common Stock to the DIP Lenders. The Company also granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (one-half of which was to be refunded to the extent not earned ) and a 5% origination fee was paid from proceeds.

     In December 1997, the Company borrowed an additional $90,000, which was repaid when the Tennessee Facility was sold, together with interest equal to 1% of the principal amount loaned. The loans were made to the Company as follows:
$32,500 from Robert M. Long, a director of the Company; $10,000 from John Toedtman, a director of the Company; $22,500 from Edwin J. Kilpela, the Chief Executive Officer and a director of the Company; and $25,000 from a financial advisor to the Company. In connection with the loans and as authorized by the Bankruptcy Court, the Company issued one share of its Common Stock for each $3.00 of principal loaned to the Company. Mr. Kilpela waived any right he had to receive such shares. As a result, the Company issued 22,500 shares of its Common Stock in connection with the financing.

Note 6 - Contingencies:

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

     On February 4, 1997, the Company sought and was granted a preliminary injunction against Olin in the Court of Common Pleas of Allegheny County, Pennsylvania, preventing Olin from (i) terminating the Olin Agreement, (ii) taking any action in violation of the

Company's title to the Tennessee Facility, (iii) performing any work on the Tennessee Facility, (iv) interfering with the Company's completion of the Tennessee Facility or (v) taking any action to foreclose against the Tennessee Facility. In its complaint, the Company also requested a declaratory judgment requiring Olin, among other things, to perform its obligations under the Olin Agreement and a permanent injunction having substantially the same terms as the preliminary injunction. In the alternative, the Company sought damages in excess of $32 million. This litigation was transferred to the jurisdiction of the Bankruptcy Court.

     Upon closing of the sale of the Tennessee Facility contemplated by the Asset Purchase Agreement between the Company and Republic Financial Corporation ("Republic"), and pursuant to Stipulation and Order of Court entered September 12, 1997 ("Stipulation"), Olin and the Company resolved their disputes on the following basis. Olin received payment at closing in the amount of $3.22 million. Additionally, the Company and Olin executed mutual releases releasing any and all other claims or causes of action.

Note 7 - Earnings Per Share:

     In the second quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share." As of the six and three month periods ended December 31, 1997 and 1996, all outstanding options and warrants would have had an antidilutive impact on the calculation of earnings per share. Therefore, the basic and diluted weighted average shares outstanding are the same.

Note 6 - Goodwill:

     In the second quarter of fiscal 1998, the Company's subsidiary, Projex, Inc., purchased all outstanding shares of stock held by minority shareholders. As a result, the Company is now the sole owner of Projex, Inc. The amount paid to the minority shareholders in excess of minority interest, totaling approximately $36,000, has been recorded as goodwill and will be amortized over a period of ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a development stage company and is principally engaged in developing, testing and marketing the NOXSO Process. The NOXSO Process is an advanced flue-gas treatment technology that simultaneously removes pollutants (sulfur dioxide (SO2) and nitrogen oxides (NOx)) linked to both acid rain and ground level ozone from flue gas generated by coal-fired boilers. The removed SO2 is converted into a saleable sulfur by-product; the removed NOx is converted to nitrogen and oxygen and released to the atmosphere.

     The Company is presently operating as a debtor-in-possession in a bankruptcy proceeding before the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On February 11, 1998, the Bankruptcy Court granted the motion filed by the Company, with the consent of its unsecured creditors, extending the time during which the Company has the exclusive right to file a plan of reorganization until April 15, 1998.

     The Company has identified two principal elements in its plan to emerge from bankruptcy: the sale of its liquid sulfur dioxide production facility located in Charleston, Tennessee (the "Tennessee Facility") and organizing a project for the commercial demonstration of the NOXSO Process.


Liquidity and Capital Resources

Historical Overview

     Since inception, the Company has dedicated substantially all its resources to the acquisition, development and testing of the NOXSO Process. From the beginning of fiscal 1997 until January 31, 1997, the Company was principally engaged in (i) the design, construction and operation of a facility to commercially demonstrate the NOXSO Process at Alcoa's Warrick Generating Station in Newburgh, Indiana (the "Alcoa Project") and (ii) the construction of the Tennessee Facility at a plant operated by Olin Corporation ("Olin") in Charleston, Tennessee to convert elemental sulfur, which is generated as a by-product of the NOXSO Process, into liquid sulfur dioxide (the "Olin Project") pursuant to a License, Construction, Lease and Sulfur Supply Agreement (the "Olin Agreement"). In connection with construction of the Tennessee Facility, the Company became obligated to Olin under a loan (the "Olin Loan") in the amount of $1.874 million which Olin had made to the Company in order to provide for construction of the Tennessee Facility and to Praxair, Inc. ("Praxair") for the balance of the approximately $2.75 million balance (plus late charges) of the contract price for an air separation plant supplied to the Company by Praxair as part of the Tennessee Facility.

     The Company received notice from Olin, by letter dated January 30, 1997, purporting to terminate the Olin Agreement as a result of alleged defaults by the Company and claiming that Olin had the right to take title to the Tennessee Facility. Olin's notice also claimed that the Company had defaulted on the Olin Loan. The Company commenced litigation against Olin in connection with its purported termination of the Olin Agreement. In addition, on February 3, 1997, Alcoa terminated the Alcoa Project Agreement because the Company was unable to obtain the financing required to complete the project by a designated date, which was extended several times until January 31, 1997. As a result of the termination of the Alcoa Project Agreement, the Company became obligated, under an amendment to its Cooperative Agreement with the U. S. Department of Energy, to repay DOE for all funds provided by DOE for the Tennessee Facility, plus interest, calculated pursuant to a formula contained in the agreement, from November 1, 1996. DOE has filed a proof of claim as an unsecured creditor in the amount of approximately $15 million in the Company's bankruptcy proceedings. The Company is currently engaged in discussions with DOE regarding DOE's approval of funding for a portion of construction costs under the Company's new Host Site
Agreement, discussed below, as well as the nature, extent and method of repayment of DOE's claim.

Bankruptcy Proceedings

     On February 6, 1997, Olin and two of the Company's suppliers filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-10709). The Company is presently operating as a debtor-in-possession in the proceeding. The litigation described above brought by the Company against Olin was transferred to the jurisdiction of the Bankruptcy Court.

Sale of Tennessee Facility

     On December 31, 1997, the Company completed the sale of the Tennessee Facility, which does not utilize the NOXSO Process, to an affiliate of Republic Financial Corporation for $11 million.

     Approximately $9 million of the proceeds from the sale of the Tennessee Facility has been used to retire claims of creditors of the Company holding liens on the Tennessee Facility and to pay administrative expenses. In connection with the closing of the sale of the Tennessee Facility and the application of the proceeds thereof, the claims of Olin and Praxair against the Company were extinguished, and the litigation between Olin and the Company was terminated. Various claims made against the Company in the bankruptcy proceeding which were not secured by the Tennessee Facility remain outstanding and, except for post-petition claims, it is unlikely that a substantial portion of these claims will be paid with the remaining proceeds from the sale of the Tennessee Facility. Other than the claims of Calabrian Corporation (see Part II, Item 1) and the

DOE, discussed above, the claims of the Company's creditors that remain unpaid as of the date hereof are $50,000 owed to certain lenders of debtor-in-possession financing (see "Debtor-in-Possession Financing") and the claims of the Company's priority and nonpriority unsecured creditors. Other than the claims of Calabrian and DOE, unsecured priority and nonpriority claims total approximately $6,000,000. The Company expects to file objections to approximately $3,500,000 of those unsecured prepetition claims. With respect to the claim of the DOE, as indicated above, the Company is currently engaged in discussions with DOE regarding DOE's approval of funding for a portion of construction costs under the Company's new Host Site Agreement, discussed below, as well as the nature, extent and method of repayment of DOE's claim.

     The Company will use a portion of the remaining proceeds from the sale of the Tennessee Facility to pay its operating expenses while it continues in its efforts to emerge from bankruptcy, including, in particular, obtaining the funding and approvals needed to build and operate a commercial demonstration of the NOXSO Process pursuant to the Host Site Agreement discussed below.

Execution of Host Site Agreement

     On January 5, 1998, the Company signed a Host Site Agreement (the "Host Site Agreement") with Richmond Power & Light ("RPL") to demonstrate the first commercial-sized installation of the NOXSO Process. RPL is a municipally owned electric generation and transmission organization serving the Richmond, Indiana area. The NOXSO plant will be constructed at RPL's Whitewater Valley Station located in Richmond, Indiana, and will treat all of the flue gas from a 33-megawatt electric generating unit.

     With execution of the Host Site Agreement, the Company is requesting approval by the DOE of the new project site and funding plan. DOE had previously approved funding for the Alcoa Project. If DOE approval is obtained, this project would be part of the DOE's Clean Coal Technology Program that provides up to 50% project funding.

     The design, construction and two-year demonstration is budgeted at approximately $30 million. In addition to DOE and RPL, outside funding will be requested by the Company and RPL from research organizations, state agencies and other interested parties. The Company will seek to secure approximately $10 to $12 million to complete the financing package, as well as an additional $2 million to $3 million anticipated to be needed for working capital during the design and construction period, through a combination of new equity and/or debt plus the aforementioned outside funding. In addition to DOE approval and a complete financing package, other conditions that must be met for the project to proceed with detailed engineering and construction include obtaining environmental and construction permits.

     Subject  to  satisfying   all   conditions,   construction   of  the  NOXSO
installation at RPL is scheduled to begin in the spring of 1999 with startup in the spring of 2000.

     If the project proceeds through the start-up phase, the Host Site Agreement provides that, during a two-year demonstration period (the "Demonstration Period"), the Company will own all SO2 allowances ("SO2 Allowances"), and the Company and RPL will each own one half of the NOx allowances ("NOx Allowances"), if any, generated by the operation of the plant with the facilities for the operation of the NOXSO Process (the "Project Facilities") as compared to those generated by the operation of the plant without such facilities. The Company also has the option to receive from RPL the cash value of such Allowances. Under the SO2 Allowance program established under the federal Clean Air Act, each generator receives SO2 Allowances at the beginning of each year, which, when used, allow it to generate one ton of SO2 emissions during the year of use. To the extent a generator does not expend such SO2 Allowances in a year, they can be banked. Banked SO2 Allowances can be applied to future use, thus enabling facilities to execute their compliance and allowance strategies according to individual plant reduction requirements, system-wide planning cycles, and pollutant-reduction requirements throughout their entire system. SO2 Allowances can also be sold for use by others to enable them to emit SO2. The EPA has not adopted a national program for NOx Allowances similar to the SO2 Allowances program, but has recommended, in proposed regulations under Title I of the Clean Air Act, that states adopt NOx Allowance programs. While certain states have adopted NOx Allowance programs, Indiana has not to date adopted such a program.

     At the end of the Demonstration Period, or upon the earlier termination of the Host Site Agreement in accordance with its terms, the Company is obligated to remove the Project Facilities. In lieu of requiring removal of the Project Facilities at the end of the Demonstration Period, RPL has the option to purchase the Project Facilities at an agreed-upon price.

Debtor-in-Possession Financing

     Pursuant to an agreement for debtor-in-possession financing with certain lenders (collectively, the "Interim Lenders"), in June 1997, the Interim Lenders loaned the Company the amount of $50,000, interest free for one year. Pursuant to such agreement, the Company issued to the Interim Lenders 150,000 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock").

     Pursuant to an arrangement with another group of lenders (the "DIP Lenders"), the DIP Lenders loaned $600,000 to the Company, and the Company issued 300,000 shares of Common Stock to the DIP Lenders. The Company also granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (one-half of which was to be refunded to the extent not earned ) and a 5% origination fee was paid from proceeds.

     In February 1998, the loans made by the DIP Lenders were repaid early. As a result, a portion of the prepaid interest (a total of approximately $40,000) was refunded.

     In December 1997, the Company borrowed an additional $90,000, which was repaid when the Tennessee Facility was sold, together with interest equal to 1% of the principal amount loaned. The loans were made to the Company as follows:
$32,500 from Robert M. Long, a director of the Company; $10,000 from John Toedtman, a director of the Company; $22,500 from Edwin J. Kilpela, the Chief Executive Officer and a director of the Company; and $25,000 from a financial advisor to the Company. In connection with the loans and as authorized by the Bankruptcy Court, the Company issued one share of its Common Stock for each $3.00 of principal loaned to the Company. Mr. Kilpela waived any right he had to receive such shares. As a result, the Company issued 22,500 shares of its Common Stock in connection with the financing.

Project Funding Needs

     The consummation of the sale of the Tennessee Facility constituted the completion of one of the elements of the Company's plan to emerge from bankruptcy. Execution of the Host Site Agreement is a significant step toward the completion of the second element, that is, organizing a project for the commercial demonstration of the NOXSO Process. However, in order to complete such a commercial demonstration, the Company must, among other things, obtain the consent of the DOE to utilize DOE funding at the new project site, as well as raise $10 million to $12 million in additional equity and/or debt financing for construction of the facility, and an additional $2 million to $3 million anticipated to be needed for working capital during the design and construction period. No source has been identified for such additional financing. If the Company is unable to accomplish these objectives, it may be necessary for the Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate. In such event, it is unlikely that sufficient funds will be generated to permit any distribution to be made to the Company's stockholders.

Results of Operations

Inception to December 31, 1997

     Except for $2.7 million of sulfur dioxide processing revenue which the Company received from the operation of the Tennessee Facility (of which $1.8 million was received during the six months ended December 31, 1997), the Company has not derived any significant revenues from operations. Substantially all of the Company's other revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $9.7 million through December 31, 1997. The Company also recognized $0.77 million in gain on the sale of the Tennessee Facility during the three months ended December 31, 1997. Because of the sale of the Tennessee Facility on December 31, 1997, the Company will not receive additional operating revenue from the processing of sulfur dioxide at the Tennessee Facility and does not presently have any other source of revenue from operations.

     As a result of the significant expenses incurred from inception through September 30, 1997 in connection with the acquisition, development and testing the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $17.9 million at December 31, 1997. Since inception through December 31, 1997, the Company's total costs and expenses were $30.3 million, including $8.8 million relating to salaries and benefits. For the six months ended December 31, 1997, the Company's costs and expenses also included $0.46 million in sulfur dioxide processing costs. As a result of the sale of the Tennessee Facility, the Company will not incur such costs after December 31, 1997.

Three and Six Months Ended December 31, 1997 Compared to Three and Six Months Ended December 31, 1996

     Total funding and other revenue for the three and six months ended December 31, 1997, were $1.65 million and $2.63 million, respectively, compared to $0.20 and $0.41 million, respectively, for the three and six months ended December 31, 1996. These differences resulted primarily from (i) the fact that the Tennessee Facility was operational during the first six months of the 1998 fiscal year, so that the Company received $0.87 million and $1.82 million, respectively, in sulfur dioxide processing revenue during the three and six months ended December 31, 1997 and (ii) the recognition of $0.77 million in gain on the sale of the Tennessee Facility during the three months ended December 31, 1997. As indicated above, because of the sale of the Tennessee Facility, the Company will not receive sulfur dioxide processing revenue after December 31, 1997.

     Total costs and expenses for the three and six months ended December 31, 1997 were $1.14 million and $2.66 million, respectively, compared with $2.70 million and $3.04 million, respectively, for the same periods in 1996. A number of elements of costs and expenses increased during the three and six months ended December 31, 1997 as compared to the same periods in 1996. Depreciation and amortization increased by $0.65 million and $0.33 million, respectively, during the three and six month periods ended December 31, 1997 as compared to the same periods in 1996 because the Tennessee Facility was completed and was classified as plant and was accordingly being depreciated. The Company also incurred $0.46 million in sulfur dioxide processing costs during the six months ended December 31, 1997. The Company will no longer incur depreciation and amortization costs or sulfur dioxide processing costs relating to the Tennessee Facility because of the sale of the Tennessee Facility in December 1997. In addition, during the six months ended December 31, 1997, the Company recognized a $0.48 million loss on impairment of asset related to the Tennessee Facility. The Company also incurred $0.51 million and $0.51 million, respectively, in professional fees during the three and six months ended December 31, 1997 as compared to $0.09 million and $0.11 million, respectively during the three and six months ended December 31, 1996. Because of the termination of the Alcoa Project Agreement, costs relating to the Alcoa Project can no longer be capitalized, and the write-off of $1.93 million of such costs was reflected during the three and six months ended December 31, 1996, and as a result the Company's costs and expenses decreased during the three and six months ended December 31, 1997, as compared to the same periods during 1996.

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

Olin Litigation

     See Part II, Item 1 of the Company's Quarterly Report Form 10-Q for the period ended September 30, 1997 for a description of the litigation between the Company and Olin Corporation ("Olin").

     Upon closing of the sale of the Tennessee Facility contemplated by the Asset Purchase Agreement between the Company and Republic Financial Corporation ("Republic"), and pursuant to Stipulation and Order of Court entered September 12, 1997 ("Stipulation"), Olin and the Company resolved their disputes on the following basis. Olin received payment at closing in the amount of $3.22 million. Additionally, at the closing on the Republic sale, the Company and Olin executed mutual releases releasing any and all other claims or causes of action.

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

     All of the Company's secured claims were paid from the closing on the sale of the Tennessee Facility. The claims of the Company's creditors which remain unpaid as of the date hereof are $50,000 owed to certain lenders pursuant to debtor-in-possession financing (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources - Debtor-in-Possession Financing") and the claims of the Company's prepetition priority and nonpriority unsecured creditors. Other than the claims of Calabrian (see "Calabrian Litigation" above) and the DOE (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Historical Overview"), unsecured priority and nonpriority claims total approximately $6,000,000. The Company expects to file objections to approximately $3,500,000 of those unsecured prepetition claims.

Item 2. Changes in Securities

     During the three months ended December 31, 1997, the Company issued 30,833 shares of Common Stock in connection with its debtor-in-possession financing. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits - None

     (b) Reports - The Company did not file any reports on Form 8-K during the three months ended December 31, 1997. On January 15, 1998, the Company filed a Current Report on Form 8-K reporting the sale of the Tennessee Facility, the execution of the Host Site Agreement, the securing of additional debtor-in-possession financing and the extension of the Company's exclusive time to file a plan of reorganization until February 15, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       NOXSO Corporation
                                                           Registrant


                                             By: /s/ Edwin J. Kilpela
                                                --------------------------------
                                                  Edwin J. Kilpela, President
                                                  (On behalf of the Registrant)


                                             By: /s/ John L. Haslbeck
                                                --------------------------------
                                                  John L. Haslbeck, Treasurer


Dated:  February 13, 1998