Form 10-Q
period 1998-03-31
NOXSO CORP
filed 1998-05-15
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

                            Yes _X_          No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at April 30, 1998
Common stock, $.01 par value                                15,422,051

                                NOXSO CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------


PART I   FINANCIAL INFORMATION                                                3

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1998
               (Unaudited) and June 30, 1997 (Audited)                        3

           Consolidated  Statements  of  Operations  for  the  Cumulative
               Period from  Inception to March 31, 1998  (Unaudited)  and for the three and nine months ended March 31, 1998
               and 1997 (Unaudited)                                           4

           Consolidated Statements of Changes in Stockholders'
               Equity for the Cumulative Period from Inception to
               March 31, 1998 (Unaudited)                                     5

           Consolidated  Statements  of Cash  Flows  for  the  Cumulative
               Period from Inception to March 31, 1998 and for the nine months ended March 31, 1998
               and 1997 (Unaudited)                                           8

           Notes to Consolidated Financial Statements                         9

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 17

PART II.   OTHER INFORMATION                                                 23

  Item 1.  Legal Proceedings                                                 23

  Item 2.  Changes in Securities                                             24

  Item 6.  Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                   26

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)


                                NOXSO CORPORATION
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,      June 30,
                               ASSETS                                 1998           1997
                                                                 ------------    ------------
CURRENT ASSETS:                                                   (Unaudited)     (Audited)
  Cash and equivalents                                           $    322,285    $     47,470
  Restricted cash                                                     446,610            --
  Bank certificate of deposit                                            --         1,000,000
  Accounts receivable                                                    --            65,760
  Prepaid expenses and other current assets                           237,736          99,778
                                                                 ------------    ------------
       Total Current Assets                                         1,006,631       1,213,008
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT:
  Plant                                                                  --        11,532,124
  Equipment                                                           324,219         339,931
  Furniture and fixtures                                              108,832         108,832
  Leasehold Improvements                                               16,646          16,646
  Construction in progress                                             44,975          44,975
                                                                 ------------    ------------
                                                                      494,672      12,042,508
  Less:  Accumulated depreciation                                    (441,289)     (1,083,038)
                                                                 ------------    ------------
                                                                       53,383      10,959,470
                                                                 ------------    ------------
Deposits                                                                4,308           4,308
                                                                 ------------    ------------
       Total Assets                                              $  1,064,322    $ 12,176,786
                                                                 ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE
  Notes payable                                                  $       --      $  2,922,500
  Accounts payable                                                    102,149       5,475,428
  Accrued compensation                                                  7,167          26,021
  Deferred income taxes                                               141,240         120,294
  Other current liabilities                                           105,711         578,055
  Minority interest in consolidated subsidiary                           --            24,300
                                                                 ------------    ------------
       Total Liabilities Not Subject to Compromise                    356,267       9,146,598
                                                                 ------------    ------------

PREPETITION LIABILITIES SUBJECT TO COMPROMISE                       2,401,538       4,488,381

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:  Authorized,
   20,000,000 shares.  Issued 15,383,468 shares
   and 11,264,740 shares, respectively                                151,836         110,649
  Paid-in capital                                                  16,815,569      16,349,532
  Deficit accumulated during the development stage                (18,635,888)    (17,893,374)
                                                                 ------------    ------------
                                                                   (1,668,483)     (1,433,193)
  Less:  Cost of 2,985 shares of common stock held in treasury        (25,000)        (25,000)
                                                                 ------------    ------------
       Total Stockholders' Equity (Deficit)                        (1,693,483)     (1,458,193)
                                                                 ------------    ------------
       Total Liabilities and Stockholders' Equity                $  1,064,322    $ 12,176,786
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                                                 NOXSO CORPORATION
                                         (A Development Stage Enterprise)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       (Unaudited)
                                                                            Nine Months Ended                Three Months Ended
                                                   Date of Inception,             March 31,                      March 31,
                                                    August 28, 1979,   ----------------------------    ----------------------------
                                                    to Mar. 31, 1998       1998            1997            1998           1997
                                                   -----------------   ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Purchase of NOXSO Process                         $    260,625       $         --    $         --    $         --    $         --
  Contract development-concept testing                 1,169,759                 --              --              --              --
  Contract development-demonstration plant             1,727,715                 --              --              --              --
  Designing, drafting and consulting                   1,122,653                 --          13,390              --           5,900
  Supplies, instruments and equipment                  2,010,589             18,302          29,836           7,695          11,581
  Depreciation and amortization                        1,935,996            713,787          29,706          43,790           8,230
  Other research and development                         386,309                 --              --              --              --
  Salaries and benefits                                8,990,154            529,628         475,796         230,580         281,256
  Professional fees                                    2,534,263            689,143         110,679         177,211           5,398
  Rent                                                   736,703            112,042          90,461          35,203          41,452
  Income tax expense                                     139,940             23,207          82,087              --              --
  Other general administrative                         4,184,724            390,152       1,895,491         252,123       1,264,209
  Sulfur dioxide processing costs                      1,739,299            458,768              --              --              --
  Loss on impairment of asset                          1,975,028            478,094              --              --              --
  ALCOA Project Expense                                2,095,124                 --       2,049,332              --         116,849
                                                    ------------       ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES                              31,008,881          3,413,123       4,776,778         746,602       1,734,875
                                                    ------------       ------------    ------------    ------------    ------------

LESS FUNDING AND OTHER:
  Funding of research agreement                        1,200,000                 --              --              --              --
  Reimbursement of project costs                       5,022,007             29,976          91,302              --           1,750
  Government grant                                     1,128,020                 --              --              --              --
  Sulfur dioxide processing revenue                    2,680,810          1,816,870              --              --              --
  Interest income                                      1,104,896              8,590          42,190              --          11,375
  Gain on sale of assets                                 771,534            771,534              --              --              --
  Other                                                  446,955                 --         336,638              --          50,930
                                                    ------------       ------------    ------------    ------------    ------------
TOTAL FUNDING AND OTHER                               12,354,222          2,626,970         470,130              --          64,055
                                                    ------------       ------------    ------------    ------------    ------------
  Minority interest in net income of
    consolidated subsidiary                              (23,700)                --          20,623              --          (5,271)
  Gain on early extinguishment of debt                    43,639             43,639              --          43,639              --
                                                    ============       ============    ============    ============    ============
NET LOSS                                            $(18,634,722)      $   (742,514)   $ (4,327,271)   $   (702,963)   $ (1,665,549)
                                                    ============       ============    ============    ============    ============
LOSS PER COMMON SHARE:
  Basic                                                                $       (.05)   $       (.44)   $       (.05)   $       (.16)

                                                                       ============    ============    ============    ============
  Average number of shares outstanding - basic                           14,595,594       9,868,164      13,859,110      10,233,811
                                                                       ============    ============    ============    ============
  Diluted                                                              $       (.05)   $       (.44)   $       (.05)   $       (.16)

                                                                       ============    ============    ============    ============
  Average number of shares outstanding - diluted                         14,595,594       9,868,164      13,859,110      10,233,811
                                                                       ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1998


                                                                                    Stockholders' Equity
                                                        ----------------------------------------------------------------------------
                                                                    Consideration                              Common Stock
                                                        ------------------------------------           ----------------------------
                                                              Per                                        Shares              Par
                                                             Share                 Total                 Issued             Value
                                                        -------------          -------------           ---------         ----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994:
1979 - Issuance of Common Stock                         $        .005          $      600 (1)            120,000         $    1,200
1980 - Issuance of Common Stock                                  .563             956,250 (2)          1,700,000             17,000
1980 - Issuance of Warrants                                        --                 850 (3)                 --                 --
1983 - Issuance of Common Stock                                 .2813              28,125 (4)            100,000              1,000
1986 - Issuance of Common Stock                                  .125             155,000 (1)          1,240,000             12,400
1986 - Issuance of Common Stock                                  .125              32,500 (5)            260,000              2,600
1987 - Issuance of Common Stock                                   .50             134,000 (1)            268,000              2,680
1987 - Issuance of Common Stock                                   .50              42,900 (5)             85,800                858
1988 - Issuance of Stock Option                                                   250,000 (6)                 --                 --
1989 - Issuance of Common Stock                                  .675              27,000 (7)             40,000                400
1989 - Issuance of Common Stock                                   .50             147,500 (8)            295,000              2,950
1989 - Issuance of Common Stock                                  2.50           4,000,000 (2)          1,600,000             16,000
1989 - Issuance of Warrants                                                            80 (3)                 --                 --
1991 - Issuance of Common Stock                                 1.129             569,464 (9)            504,620              5,046
1991 - Issuance of Common Stock                                  .675              27,000 (7)             40,000                400
1991 - Issuance of Common Stock                                  .675              27,000 (9)             40,000                400
1992 - Issuance of Common Stock                                 1.129             683,356 (9)            605,544              6,056
1992 - Issuance of Common Stock                                  7.50           2,000,000 (1)            266,666              2,666
1992 - Issuance of Common Stock                                  2.75               5,500 (9)              2,000                 20


                                                                                    Stockholders' Equity
                                                        ----------------------------------------------------------------------------
                                                                            Deficit
                                                                           Accumulated                       Notes
                                                                             During                        Receivable
                                                            Paid-in        Development         Treasury   for Purchase of
                                                            Capital           Stage             Stock      Common Stock       Total
                                                        --------------     ----------        ----------   ------------    ----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994:
1979 - Issuance of Common Stock                         $         (600)    $     --          $     --     $       --      $      600
1980 - Issuance of Common Stock                                791,382           --                --             --         808,382
1980 - Issuance of Warrants                                        850           --                --             --             850
1983 - Issuance of Common Stock                                 27,125           --                --             --          28,125
1986 - Issuance of Common Stock                                142,600           --                --             --         155,000
1986 - Issuance of Common Stock                                 29,900           --                --             --          32,500
1987 - Issuance of Common Stock                                131,320           --                --             --         134,000
1987 - Issuance of Common Stock                                 42,042           --                --             --          42,900
1988 - Issuance of Stock Option                                250,000           --                --             --         250,000
1989 - Issuance of Common Stock                                 26,600           --                --        (27,000)             --
1989 - Issuance of Common Stock                                144,550           --                --        (30,000)        117,500
1989 - Issuance of Common Stock                              3,174,721           --                --             --       3,190,721
1989 - Issuance of Warrants                                         80           --                --             --              80
1991 - Issuance of Common Stock                                564,418           --                --             --         569,464
1991 - Issuance of Common Stock                                 26,600           --                --        (27,000)             --
1991 - Issuance of Common Stock                                 26,600           --                --             --          27,000
1992 - Issuance of Common Stock                                677,300           --                --             --         683,356
1992 - Issuance of Common Stock                              1,997,334           --                --             --       2,000,000
1992 - Issuance of Common Stock                                  5,480           --                --             --           5,500

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

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION, TO MARCH 31, 1998

                                                                                          Stockholders' Equity
                                                                --------------------------------------------------------------------
                                                                           Consideration                         Common Stock
                                                                ----------------------------------       ---------------------------
                                                                      Per                                   Shares           Par
                                                                     Share               Total              Issued          Value
                                                                --------------      --------------       -----------     -----------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994: (CONTINUED)
  1992 - Issuance of Common Stock                               $         2.00      $    69,124(10)           34,562     $       346
  1992 - Issuance of Common Stock                                                              (11)          116,500           1,165
  1992 - Satisfaction of notes receivable                                                                         --              --
  1993 - Issuance of Common Stock                                        1.129          683,356(9)           605,544           6,056
  1993 - Issuance of Common Stock                                         2.04           26,260(9)            12,866             129
  1993 - Issuance of Common Stock                                          .50                                50,000             500
  1993 - Acquisition of Common Stock for treasury                                                                 --              --
  1993 - Satisfaction of notes receivable                                                                         --              --
  1993 - Issuance of Common Stock                                         5.00        2,594,115(16)          571,250           5,712
  1994 - Issuance of Common Stock                                        1.129          113,888(9)           100,920           1,009
  1994 - Issuance of Common Stock                                         2.00           23,624(13)           11,812             118
  Net loss                                                                                                        --              --
                                                                                                         -----------     -----------
BALANCE, JUNE 30, 1994                                                                                     8,671,084     $    86,711
                                                                                                         ===========     ===========

YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                                      $         2.00      $    47,252(10)           23,626     $       236
  Issuance of Common Stock                                                2.75           11,000(9)             4,000              40
  Issuance of Common Stock                                                3.85          497,500(16)          150,000           1,500
  Issuance of Common Stock                                                3.56          800,795(16)          250,000           2,500
  Issuance of Common Stock                                                3.25              325(17)              100               1
  Net loss                                                                                                        --              --
                                                                                                         -----------     -----------
BALANCE, JUNE 30, 1995                                                                                     9,098,810     $    90,988
                                                                                                         ===========     ===========

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                                                3.25           81,250(9)            25,000             250
  Issuance of Common Stock                                                1.91           19,063(9)            10,000             100
  Issuance of Common Stock                                               3.625           20,845(9)             5,750              58
  Issuance of Common Stock                                                4.55          409,725(16)          100,000           1,000
  Issuance of Common Stock                                                4.54          408,375(16)          100,000           1,000
  Issuance of Common Stock                                                4.56           45,626(9)            10,000             100
  Issuance of Common Stock                                                3.21          503,209(16)          156,763           1,569
  Issuance of Common Stock                                               3.425          500,003(16)          145,773           1,458
  Net loss                                                                                                        --              --
                                                                                                         -----------     -----------
BALANCE, JUNE 30, 1996                                                                                     9,652,096     $    96,523
                                                                                                         ===========     ===========

                                                                                Stockholders' Equity
                                                    --------------------------------------------------------------------------------
                                                                      Deficit
                                                                     Accumulated                      Notes
                                                                       During                       Receivable
                                                      Paid-in        Development      Treasury     for Purchase of
                                                      Capital           Stage          Stock        Common Stock             Total
                                                    ------------    ------------    ------------    ------------        ------------
AUGUST 28, 1979 (INCEPTION) TO JUNE 30, 1994: (CONTINUED)
  1992 - Issuance of Common Stock                   $     68,778   $         --    $         --    $         --        $     69,124
  1992 - Issuance of Common Stock                             --         (1,165)             --              --                  --
  1992 - Satisfaction of notes receivable                     --             --              --          57,000(12)          57,000
  1993 - Issuance of Common Stock                        677,300             --              --              --             683,356
  1993 - Issuance of Common Stock                         26,131             --              --              --              26,260
  1993 - Issuance of Common Stock                         24,500             --              --         (25,000)                  0
  1993 - Acquisition of Common Stock for treasury             --             --         (25,000)         25,000(15)               0
  1993 - Satisfaction of notes receivable                     --             --              --          27,000(14)          27,000
  1993 - Issuance of Common Stock                      2,588,403             --              --              --           2,594,115
  1994 - Issuance of Common Stock                        112,879             --              --              --             113,888
  1994 - Issuance of Common Stock                         23,506             --              --              --              23,624
  Net loss                                                    --     (9,727,095)             --              --          (9,727,095)
                                                    ------------    ------------    ------------    ------------        ------------
BALANCE, JUNE 30, 1994                              $ 11,579,799   $ (9,727,095)   $    (25,000)   $         --        $  1,914,415
                                                    ============    ============    ============    ============        ============

YEAR ENDED JUNE 30, 1995:
  Issuance of Common Stock                          $     47,016            $--    $         --             $--        $     47,252
  Issuance of Common Stock                                10,960             --              --              --              11,000
  Issuance of Common Stock                               496,000             --              --              --             497,500
  Issuance of Common Stock                               798,295             --              --              --             800,795
  Issuance of Common Stock                                   324             --              --              --                 325
  Net loss                                                    --     (1,931,657)             --              --          (1,760,658)
                                                    ------------    ------------    ------------    ------------        ------------
BALANCE, JUNE 30, 1995                              $ 12,932,394   $(11,487,753)    $ (25,000)$              --        $  1,510,629
                                                    ============    ============    ============    ============        ============

YEAR ENDED JUNE 30, 1996:
  Issuance of Common Stock                                81,000             --              --              --              81,250
  Issuance of Common Stock                                18,963             --              --              --              19,063
  Issuance of Common Stock                                20,787             --              --              --              20,845
  Issuance of Common Stock                               408,725             --              --              --             409,725
  Issuance of Common Stock                               407,375             --              --              --             408,375
  Issuance of Common Stock                                45,526             --              --              --              45,626
  Issuance of Common Stock                               501,640             --              --              --             503,209
  Issuance of Common Stock                               498,543             --              --              --             500,001
  Net loss                                                    --       (394,269)             --              --            (394,269)
                                                    ------------    ------------    ------------    ------------        ------------
BALANCE, JUNE 30, 1996                              $ 15,378,188   $ (3,278,694)   $    (25,000)   $         --        $  3,104,454
                                                    ============    ============    ============    ============        ============


          See accompanying notes to consolidated financial statements.

               NOXSO CORPORATION (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD AUGUST 28, 1979, DATE OF INCEPTION,
                          TO MARCH 31, 1998 (continued)

                                                                                          Stockholders' Equity
                                                                --------------------------------------------------------------------
                                                                           Consideration                         Common Stock
                                                                ----------------------------------       ---------------------------
                                                                      Per                                   Shares           Par
                                                                     Share               Total              Issued          Value
                                                                --------------      --------------       -----------     -----------
YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock                                      $         3.63      $     27,186(9)           7,500       $       75
  Issuance of Common Stock                                                1.50           945,500(16)        630,333            6,303
  Issuance of Common Stock                                                0.00            --(16)            200,000               --
  Issuance of Common Stock                                                0.26            40,000(17)        154,811            1,548
  Issuance of Common Stock                                                0.25           100,000(16)        400,000            4,000
  Issuance of Common Stock                                                0.63            43,750(18)         70,000              700
  Issuance of Common Stock                                                0.00             1,500(19)        150,000            1,500
  Deferred Debt Discount                                                                                         --               --
Net loss                                                                                                         --               --
                                                                                                         ----------       ----------
BALANCE, JUNE 30, 1997                                                                                   11,264,740       $  110,649
                                                                                                         ==========       ==========

NINE MONTHS ENDED MARCH 31, 1998 (UNAUDITED):
  Issuance of Common Stock                                                0.15           150,000(17)        973,203            9,732
  Issuance of Common Stock                                                0.13           150,000(17)      1,142,857           11,429
  Issuance of Common Stock                                                0.16           200,000(17)      1,280,171           12,802
  Issuance of Common Stock                                                0.00             1,000(19)        100,000            1,000
  Issuance of Common Stock                                                0.00             1,000(19)        100,000            1,000
  Issuance of Common Stock                                                0.00               167(19)         16,666              167
  Issuance of Common Stock                                                0.00               417(19)         41,666              417
  Issuance of Common Stock                                                0.00               333(19)         33,333              333
  Issuance of Common Stock                                                0.00                83(19)          8,333               83
  Issuance of Common Stock                                                0.00               108(19)         10,833              108
  Issuance of Common Stock                                                0.00                83(19)          8,333               83
  Issuance of Common Stock                                                0.00                33(19)          3,333               33
  Issuance of Common Stock                                                0.01             1,000(13)        100,000            1,000
  Issuance of Common Stock                                                0.01             2,340(13)        234,000            2,340
  Issuance of Common Stock                                                0.01               660(13)         66,000              660
Net loss                                                                                                     --               --
                                                                                                         ----------       ----------
BALANCE, MARCH 31, 1998 (UNAUDITED)                                                                      15,383,468       $  151,836
                                                                                                         ==========       ==========


                                                                                Stockholders' Equity
                                                    --------------------------------------------------------------------------------
                                                                      Deficit
                                                                     Accumulated                      Notes
                                                                       During                       Receivable
                                                      Paid-in        Development      Treasury     for Purchase of
                                                      Capital           Stage          Stock        Common Stock            Total
                                                    ------------    ------------    ------------    ------------       ------------
YEAR ENDED JUNE 30, 1997:
  Issuance of Common Stock                          $     27,111    $         --     $       --      $       --       $     27,186
  Issuance of Common Stock                               939,197              --             --              --             945,500
  Issuance of Common Stock                                    --              --             --              --                   0
  Issuance of Common Stock                                38,452              --             --              --              40,000
  Issuance of Common Stock                                96,000              --             --              --             100,000
  Issuance of Common Stock                                43,050              --             --              --              43,750
  Issuance of Common Stock                                    --              --             --              --               1,500
  Deferred Debt Discount                                 290,769              --             --              --             290,769
Net loss                                                      --      (6,011,352)            --              --          (6,011,352)
                                                    ------------    ------------     ----------      ----------        ------------
BALANCE, JUNE 30, 1997                              $ 16,349,532    $(17,893,374)    $  (25,000)     $       --        $ (1,458,193)
                                                    ============    ============     ==========      ==========        ============

NINE MONTHS ENDED MARCH 31, 1998 (UNAUDITED):
  Issuance of Common Stock                               140,268              --             --              --             150,000
  Issuance of Common Stock                               138,571              --             --              --             150,000
  Issuance of Common Stock                               187,198              --             --              --             200,000
  Issuance of Common Stock                                    --              --             --              --               1,000
  Issuance of Common Stock                                    --              --             --              --               1,000
  Issuance of Common Stock                                    --              --             --              --                 167
  Issuance of Common Stock                                    --              --             --              --                 417
  Issuance of Common Stock                                    --              --             --              --                 333
  Issuance of Common Stock                                    --              --             --              --                  83
  Issuance of Common Stock                                    --              --             --              --                 108
  Issuance of Common Stock                                    --              --             --              --                  83
  Issuance of Common Stock                                    --              --             --              --                  33
  Issuance of Common Stock                                    --              --             --              --               1,000
  Issuance of Common Stock                                    --              --             --              --               2,340
  Issuance of Common Stock                                    --              --             --              --                 660
Net loss                                                      --        (742,514)            --              --            (742,514)
                                                    ------------    ------------     ----------      ----------        ------------
BALANCE, MARCH 31, 1998 (UNAUDITED)                 $ 16,815,569    $(18,635,888)    $  (25,000)     $       --        $ (1,693,483)
                                                    ============    ============     ==========      ==========        ============


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

               NOXSO CORPORATION (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  Date of Inception      Nine Months Ended March 31,
                                                                                 August 28, 1979, to    ----------------------------
                                                                                   March 31, 1998          1998            1997
                                                                                 -------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(18,634,722)      $   (742,514)   $ (4,327,271)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization                                                    1,888,284            713,787          29,839
      Amortization of deferred debt discount                                             295,494              4,725         145,385
      Minority interest                                                                       --             24,300          20,923
      Gain on sale of assets                                                            (765,782)          (771,534)             --
      Gain on extinguishment of debt                                                     (43,639)           (43,639)
      Loss on impairment of property and equipment                                     1,975,029            478,094              --
      Issuance of common stock for compensation and other                                150,030             29,057              --
      Issuance of common stock for purchase of Noxso Process                              28,125                 --              --
      Compensation in satisfaction of notes receivable                                    57,000                 --              --
      Changes in operating assets and liabilities:
      Accounts receivable                                                                     --             65,760       2,018,727
      Prepaid expenses and other current assets                                         (232,961)          (137,958)       (104,772)
      Deposits                                                                            (4,308)                --              --
      Liabilities not subject to compromise:
           Accounts payable                                                              102,149         (5,373,279)      5,093,181
           Accrued compensation                                                            7,167            (18,854)        (81,144)
           Advanced billings                                                                  --                 --      (1,379,549)
           Other current liabilities                                                     297,687           (449,260)        556,109
      Liabilities subject to compromise                                                2,401,538         (2,086,843)             --
                                                                                    ------------       ------------    ------------
            Net cash flows from operating activities                                $(12,478,909)      $ (8,308,158)   $  1,971,428
                                                                                    ------------       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of and deposits for property and equipment                             (13,641,045)                --      (4,010,493)
  Subsidiary acquisition of treasury stock                                               (60,083)           (60,083)             --
  Proceeds from the sale of certificate of deposit                                             0          1,000,000              --
  Proceeds from the sale of property and equipment                                    11,004,546         11,000,000              --
                                                                                    ------------       ------------    ------------
          Net cash flows from investing activities                                  $ (2,696,582)      $ 11,939,917    $ (4,010,493)
                                                                                    ------------       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement offering                                         6,826,408                 --         945,498
  Proceeds from line of credit                                                         3,025,000                 --              --
  Payment of line of credit                                                           (3,025,000)        (1,000,000)             --
  Proceeds from convertible debt                                                              --                 --         540,000
  Proceeds from commercial loan                                                               --                 --         250,000
  Proceeds from issuance of common stock                                               7,764,647              4,000              --
  Proceeds from sales of common stock options and warrants                             1,323,095                 --          27,188
  Proceeds from satisfaction of notes receivable                                          27,000                 --              --
  Proceeds from ALCOA and Olin loans                                                   2,874,000                 --              --
  Payment of ALCOA loan and Olin loans                                                (2,874,000)        (1,874,000)             --
  Proceeds from debtor-in-possession financing                                           705,166            656,666              --
  Payment of debtor-in-possession financing                                             (697,000)          (697,000)             --
  Net loans to stockholders and officers                                                  (4,930)                --              --
                                                                                    ------------       ------------    ------------
          Net cash flows from financing activities                                  $ 15,944,386       $ (2,910,334)   $  1,762,686
                                                                                    ------------       ------------    ------------

NET INCREASE (DECREASE), CASH AND EQUIVALENTS
  AND RESTRICTED CASH                                                                    768,895            721,425        (276,379)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                     --             47,470         464,723
                                                                                    ------------       ------------    ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                 $    768,895       $    768,895    $    188,344
                                                                                    ============       ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                     $    447,508       $    106,039    $    185,522
                                                                                    ============       ============    ============
NONCASH FINANCING ACTIVITIES:
  Issuance of common stock for notes receivable                                     $     84,000       $         --    $         --
                                                                                    ============       ============    ============
  Acquisition of common stock into treasury to satisfy notes receivable                $ (25,000)      $         --    $         --
                                                                                    ============       ============    ============
  Issuance of common stock in exchange for warrants                                 $      5,165       $      4,000    $         --
                                                                                    ============       ============    ============
  Compensation in satisfaction of notes receivable                                  $     57,000       $         --    $         --
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Plan of Reorganization - Pursuant to an order of the Bankruptcy Court, the Company has the exclusive right to file a plan of reorganization until June 15, 1998.

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

     The design, construction and two-year demonstration is budgeted at approximately $30 million. In addition to DOE and RPL, outside funding will be requested by the Company and RPL from research organizations, state agencies and other interested parties. The Company is currently seeking to secure approximately $10 to $12 million to complete the financing package, as well as an additional $2 million to $3 million anticipated to be needed for working capital during the design and construction period, through a combination of new equity and/or debt plus the aforementioned outside funding. In addition to DOE approval and a complete financing package, other conditions that must be met for the project to proceed with detailed engineering and construction include obtaining environmental and construction permits.

     Subject  to  satisfying   all   conditions,   construction   of  the  NOXSO
installation at RPL is scheduled to begin in the summer of 1999 with startup in the summer of 2000.

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

     The consummation of the sale of the Tennessee Facility (see Note 4) constituted the completion of one of the elements of the Company's plan to emerge from bankruptcy. Execution of the Host Site Agreement is a significant step toward the completion of the second element, that is, organizing a project for the commercial demonstration of the NOXSO Process. However, in order to complete a commercial demonstration of the NOXSO Process, the Company must, among other things, obtain the consent of the DOE to utilize DOE funding at the new project site, as well as raise $10 million to $12 million in additional equity and/or debt financing for construction of the facility, and an additional $2 million to $3 million anticipated to be needed for working capital during the design and construction period. No source has been identified for such additional financing. If the Company is unable to accomplish these objectives, it may be necessary for the

Company to sell the rights to the NOXSO Process in the bankruptcy proceedings and to liquidate. In such event, it is unlikely that sufficient funds will be generated to permit any distribution to be made to the Company's stockholders.

Note 4 - Sale of Tennessee Facility:

     On December 31, 1997, the Company completed the sale of the Tennessee Facility, which does not utilize the NOXSO Process, to an affiliate of Republic Financial Corporation for $11 million.

     Approximately $9 million of the proceeds from the sale of the Tennessee Facility has been used to retire claims of creditors of the Company holding liens on the Tennessee Facility and to pay administrative expenses. In connection with the closing of the sale of the Tennessee Facility and the application of the proceeds thereof, the claims of Olin and Praxair against the Company were extinguished, and the litigation between Olin and the Company was terminated (see Note 6). Various claims made against the Company in the bankruptcy proceeding which were not secured by the Tennessee Facility remain outstanding and, except for post-petition claims, it is unlikely that a substantial portion of these claims will be paid with the remaining proceeds from the sale of the Tennessee Facility. Other than the claims of Calabrian Corporation (See Note 6) and the DOE (See Note 5), the claims of the Company's creditors that remain unpaid are those of the Company's prepetition priority and non-priority unsecured creditors. The Company's debtor-in-possession financing (approximately $650,000) (See Note 5) was repaid during the quarter ended March 31, 1998. As a result of this repayment, a portion of the prepaid interest and principal (a total of approximately $43,600) was forgiven and was classified as gain on early extinguishment of debt.

     The Company will use a portion of the remaining proceeds from the sale of the Tennessee Facility to pay its operating expenses while it continues in its efforts to emerge from bankruptcy, including, in particular, obtaining the funding and approvals needed to build and operate a commercial demonstration of the NOXSO Process pursuant to the Host Site Agreement (see Note 3).
Approximately $1.28 million of the proceeds from the sale of the Tennessee Facility was recorded as restricted cash on the balance sheet. This amount has been reduced by the repayment of the debtor-in-possession financing and by the payment of certain administrative costs. Approximately $447,000 in restricted cash remained as of March 31, 1998.

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

     Pursuant to an agreement for debtor-in-possession financing with certain lenders (collectively, the "Interim Lenders"), in June 1997, the Interim Lenders loaned the Company the amount of $50,000, interest free for one year. Pursuant to such agreement, the Company issued to the Interim Lenders 150,000 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"). Pursuant to an arrangement with another group of lenders (the "DIP Lenders"), the DIP Lenders loaned $600,000 to the Company, and the Company issued 300,000 shares of Common Stock to the DIP Lenders. The Company also granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (one-half of which was to be refunded to the extent not earned ) and a 5% origination fee was paid from proceeds. All of the debtor-in-possession financing was repaid during the quarter ended March 31, 1998. As a result of this repayment, a portion of the prepaid interest and principal (a total of approximately $43,600) was forgiven and was classified as gain on early extinguishment of debt.

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

     This litigation, which had been stayed as a result of the pendency of the Company's bankruptcy proceeding, has now been transferred to the Bankruptcy Court.

     Additionally, in October, 1997, Calabrian filed a proof of claim in the Bankruptcy Court which raises the same claims which are contained in the Texas litigation together with additional claims related to the Tennessee Facility.

     In May, 1998, the Company and Calabrian filed a motion to resolve all outstanding issues between them. This settlement provides for mutual releases, the dismissal of the Texas litigation and withdrawal with prejudice of the Calabrian proof of claim. No money will be paid by either party. A hearing on the motion has not been scheduled for June 18, 1998.

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

Note 7 - Earnings Per Share:

     In the second quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share." As of the nine and three month periods ended March 31, 1998 and 1997, all outstanding options and warrants would have had an antidilutive impact on the calculation of earnings per share. Therefore, the basic and diluted weighted average shares outstanding are the same.

Note 8 - Goodwill:

     In the second quarter of fiscal 1998, the Company's subsidiary, Projex, Inc., purchased all outstanding shares of stock held by minority shareholders. As a result, the Company is now the sole owner of Projex, Inc. The amount paid to the minority shareholders in excess of minority interest totaled approximately $36,000. In the third quarter of fiscal 1998, Projex, Inc. ceased operations, and, therefore, the above-mentioned goodwill has been written off.

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

     The Company is presently operating as a debtor-in-possession in a bankruptcy proceeding before the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). Pursuant to an order of the Bankruptcy Court, the Company has the exclusive right to file a plan of reorganization until June 15, 1998.

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

     Approximately $9 million of the proceeds from the sale of the Tennessee Facility has been used to retire claims of creditors of the Company holding liens on the Tennessee Facility and to pay administrative expenses. In connection with the closing of the sale of the Tennessee Facility and the application of the proceeds thereof, the claims of Olin and Praxair against the Company were extinguished, and the litigation between Olin and the Company was terminated. Various claims made against the Company in the bankruptcy proceeding which were not secured by the Tennessee Facility remain outstanding and, except for post-petition claims, it is unlikely that a substantial portion of these claims will be paid with the remaining proceeds from the sale of the Tennessee Facility. Other than the claims of Calabrian Corporation (see Part II, Item 1) and the

DOE, discussed above, the claims of the Company's creditors that remain unpaid as of the date hereof are those of the Company's priority and nonpriority unsecured creditors. Other than the claims of Calabrian and DOE, unsecured priority and nonpriority claims total approximately $6,000,000. The Company expects to file objections to approximately $3,500,000 of those unsecured prepetition claims. With respect to the claim of the DOE, as indicated above, the Company is currently engaged in discussions with DOE regarding DOE's approval of funding for a portion of construction costs under the Company's new Host Site Agreement, discussed below, as well as the nature, extent and method of repayment of DOE's claim.

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

     The design, construction and two-year demonstration is budgeted at approximately $30 million. In addition to DOE and RPL, outside funding will be requested by the Company and RPL from research organizations, state agencies and other interested parties. The Company is currently seeking to secure approximately $10 to $12 million to complete the financing package, as well as an additional $2 million to $3 million anticipated to be needed for working capital during the design and construction period, through a combination of new equity and/or debt plus the aforementioned outside funding. In addition to DOE approval and a complete financing package, other conditions that must be met for the project to proceed with detailed engineering and construction include obtaining environmental and construction permits.

     Subject  to  satisfying   all   conditions,   construction   of  the  NOXSO
installation at RPL is scheduled to begin in the summer of 1999 with startup in the summer of 2000.

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

     In February and March 1998, the loans made by the DIP Lenders and the Interim Lenders were repaid early. As a result, a portion of the prepaid interest and principal (a total of approximately $43,600) was forgiven and was classified as gain on early extinguishment of debt.

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

Results of Operations

Inception to March 31, 1998

     Except for $2.68 million of sulfur dioxide processing revenue which the Company received from the operation of the Tennessee Facility (of which $1.8 million was received during the nine months ended March 31, 1998), the Company has not derived any significant revenues from operations. Substantially all of the Company's other revenues to date have consisted of research funding, government grants, reimbursement of project costs and interest income, aggregating $8.46 million through March 31, 1998. The Company also recognized $0.77 million in gain on the sale of the Tennessee Facility during the nine months ended March 31, 1998. Because of the sale of the Tennessee Facility on December 31, 1997, the Company will not receive additional operating revenue from the processing of sulfur dioxide at the Tennessee Facility and does not presently have any other source of revenue from operations.

     As a result of the significant expenses incurred from inception through March 31, 1998 in connection with the acquisition, development and testing the NOXSO Process, as well as general and administrative expenses that have been incurred, the Company had an accumulated deficit of $18.6 million at March 31, 1998. Since inception through March 31, 1998, the Company's total costs and expenses were $31.0 million, including $9.0 million relating to salaries and benefits. For the nine months ended March 31, 1998, the Company's costs and expenses also included $0.46 million in sulfur dioxide processing costs. As a result of the sale of the Tennessee Facility, the Company will not incur such costs after December 31, 1997.

Three and Nine Months Ended March 31, 1998 Compared to Three and Nine Months Ended March 31, 1997

     Total funding and other revenue for the three and nine months ended March 31, 1998, were zero and $2.63 million, respectively, compared to $.06 million and $.47 million, respectively, for the three and nine months ended March 31, 1997. As to the nine-month periods, these differences resulted primarily from
(i) the fact that the Tennessee Facility was operational during the first six months of the 1998 fiscal year, so that the Company received $1.82 million in sulfur dioxide processing revenue during nine months ended March 31, 1998 and
(ii) the  recognition  of  $0.77  million  in gain on the sale of the  Tennessee
Facility during the nine months ended March 31, 1998. As indicated above, because of the sale of the Tennessee Facility, the Company will not receive sulfur dioxide processing revenue after December 31, 1997.

     Total costs and expenses for the three and nine months ended March 31, 1998 were $.75 million and $3.41 million, respectively, compared with $1.73 million and $4.78 million, respectively, for the same periods in 1997. A number of elements of costs and expenses increased during the three and nine months ended March 31, 1998 as compared to the same periods in 1997. Depreciation and amortization increased by $.04 million and $.71 million, respectively, during the three and nine month periods ended March 31, 1998 as compared to the same periods in 1997 because the Tennessee Facility was completed and was classified as plant and was accordingly being depreciated. The Company also incurred $0.46 million in sulfur dioxide processing costs during the nine months ended March 31, 1998. The Company will no longer incur depreciation and amortization costs or sulfur dioxide processing costs relating to the Tennessee Facility because of the sale of the Tennessee Facility in December 1997. In addition, during the nine months ended March 31, 1998, the Company recognized a $0.48 million loss on impairment of asset related to the Tennessee Facility. The Company also incurred $.18 million and $.69 million, respectively, in professional fees during the three and nine months ended March 31, 1998 as compared to zero and $.11 million, respectively during the three and nine months ended March 31, 1997. Because of the termination of the Alcoa Project Agreement, costs relating to the Alcoa Project can no longer be capitalized, and the write-off of $.12 million and $2.05 million of such costs was reflected during the three and nine months ended March 31, 1998, and as a result the Company's costs and expenses decreased during the three and nine months ended March 31, 1998, as compared to the same periods during 1997.

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

     This litigation, which had been stayed as a result of the pendency of the Company's bankruptcy proceeding, has now been transferred to the Bankruptcy Court.

     Additionally, in October, 1997, Calabrian filed a proof of claim in the Bankruptcy Court which raises the same claims which are contained in the Texas litigation together with additional claims related to the Tennessee Facility.

     In May, 1998, the Company and Calabrian filed a motion to resolve all outstanding issues between them. This settlement provides for mutual releases, the dismissal of the Texas litigation and withdrawal with prejudice of the Calabrian proof of claim. No money will be paid by either party. A hearing on the motion has not been scheduled for June 18, 1998.

Olin Litigation

     See Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the periods ended September 30, 1997 and December 31, 1997 for a description of the litigation between the Company and Olin Corporation ("Olin").

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

     All of the Company's secured claims were paid from the closing on the sale of the Tennessee Facility. The claims of the Company's creditors which remain unpaid as of the date hereof are those of the Company's prepetition priority and nonpriority unsecured creditors. Other than the claims of Calabrian (see "Calabrian Litigation" above) and the DOE (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Historical Overview"), unsecured priority and nonpriority claims total approximately $6,000,000. The Company expects to file objections to approximately $3,500,000 of those unsecured prepetition claims.

Item 2. Changes in Securities

     During the three months ended March 31, 1998, the Company issued 400,000 shares of Common Stock on exercise of outstanding warrants. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports - On January 15, 1998, the Company filed a Current Report on Form 8-K reporting the sale of the Tennessee Facility, the execution of the Host Site Agreement, the securing of additional debtor-in-possession financing and the extension of the Company's exclusive time to file a plan of reorganization.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NOXSO Corporation
                                        ---------------------------------------
                                                    Registrant


                                        By:  /s/ Edwin J. Kilpela
                                             ----------------------------------
                                             Edwin J. Kilpela, President
                                             (On behalf of the Registrant)


                                        By:  /s/ John L. Haslbeck
                                             ----------------------------------
                                             John L. Haslbeck, Treasurer


Dated: May 14, 1998