Form 10KSB
period 1999-06-30
NOXSO CORP
filed 2000-08-10
CIK 314307

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-17454

                                NOXSO CORPORATION
                 (Name of small business issuer in its charter)

              VIRGINIA                                         54-1118334
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

  19 MAPLE LANE, RHINEBECK, NEW YORK                              12572
(Address of principal executive offices)                        (Zip Code)

          Issuer's telephone number, including area code: (914)266-4858

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                 $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

             Issuer's revenues for its most recent fiscal year. $951

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000: $0 (See Item 5)

  Number of shares outstanding of registrant's common stock, $0.01 par value, as of June 30, 2000: 1,000,000 (See Item 11)

                    Documents incorporated by reference: NONE

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

NOXSO Corporation (the "Company") was incorporated in Virginia on August 28, 1979. Until June 1997, the Company was principally engaged in developing, testing, and marketing a dry post-combustion emission control technology process which used a regenerable sorbent to remove a high percentage of the pollutants which cause "acid rain" and ground level ozone from flue gas generated by burning fossil fuel.

On February 6, 1997, Olin Corporation ("Olin"), FRU-CON Construction Company ("FRU-CON") and Industrial Rubber & Safety Products, Inc. ("Industrial Rubber") filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company operated as a debtor-in-possession in the bankruptcy proceeding, until the corporate entity was sold to an investor group on May 23, 2000.

Pursuant to the provisions of the Bankruptcy Code, the Company had the right to file a plan of reorganization. An order approving interim debtor-in-possession financing was entered in August of 1997. The Company subsequently applied to the Bankruptcy Court for approval of additional debtor-in-possession financing in an amount of up to $600,000. On August 18, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain such financing from a group of lenders (the "DIP Lenders"). Pursuant to such arrangement, the Company was authorized to grant and did grant to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment and was authorized to issue 300,000 shares of its common stock in the aggregate to the DIP Lenders.

The DIP Lenders loaned $600,000 to the Company pursuant to the financing arrangement, and the Company issued 300,000 shares of common stock to the DIP Lenders. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (a portion of which will be refunded to the extent not earned) and a 5% origination fee have been paid from proceeds.

The Company's initial plan of reorganization included two principal elements. These two elements were the sale of the Tennessee Facility as well as the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process.

In September of 1997, the Company executed an asset purchase agreement for the Tennessee Facility between the Company and Republic Financial Corporation. However, the Company was unable to effect the commercial demonstration of the NOXSO Process. Accordingly, the Company filed a Second Amended Plan of Reorganization (as modified, the "Plan") that would result in liquidation of the Company's assets.

On December 9, 1999, the Bankruptcy Court issued an Order confirming the Plan under Chapter 11 of the Bankruptcy Code. Pursuant to the terms of the Order, the Company was authorized to separately transfer the corporate entity and its assets. The proceeds from these transfers are to be used for the distributions to be made pursuant to the Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all claims and interests of any nature whatsoever that arose before December 9, 1999.

The Plan provided for conveyance of the corporate entity to an investor group including Mr. Robert Long, an officer, director and shareholder of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was approved.

In connection with such distributions, equity interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non-vested warrants, options, preemptive rights or other rights, were cancelled on the consummation date.

The Company, as a corporate entity, continues to exist as a reorganized entity.

Pursuant to the Plan, on May 23, 2000, all outstanding shares and options of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of June 30, 2000, the Company had a total of 93 shareholders of record.

Messrs. Long, Platek and Levy paid an aggregate of $50,000 cash, on a pro-rata basis, under the terms of the Plan for the right to acquire control of the Company and 90% of the outstanding shares of common stock.

In connection with the change of control, all of the Company's officers and directors, with the exception of Mr. Long, were replaced on May 25, 2000. On May 25, 2000, the investor group elected Mr. Long, a director of the Company and Secretary of the Company prior to the change of control, as a director and President of the Company. Additionally, James Platek was elected as a director and Treasurer of the Company, and Spencer Levy was elected as a director and Secretary of the Company.

Pursuant to the Company's Second Amended Plan of Reorganization, as of May 23, 2000, the Company has no material assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation."

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act and, consequently, a violation of such Act could subject the Company to material adverse consequences.

INVESTMENT ADVISERS ACT OF 1940

Under Section 202(a)(11) of the Investment Advisers Act of 1940, as amended, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. The Company shall only seek to locate a suitable merger or acquisition candidate, and does not intend to engage in the business of advising others in investment matters for a fee or otherwise.

FORWARD LOOKING STATEMENTS

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the Securities Act, and Section 21E(b)(2)(D) of the Securities Exchange Act, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with an initial public offering.

PLAN OF OPERATION

The Company intends to seek to acquire assets or shares of an entity in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals. As of the date of this report, none of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors expects that it will provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless a merger or acquisition target is identified.

GENERAL BUSINESS PLAN

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required under the Securities Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors. The Company will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, except for the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. As of the date of this report, the Company does not have any contracts or agreements with any outside consultants and none are contemplated.

Management will not restrict the Company's search to any specific kind of firms, but may acquire a venture that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. Furthermore, management does not intend to seek capital to finance the operation of any acquired business opportunity until possibly such time as the Company has successfully consummated a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. If additional funding is necessary, management and/or shareholders will continue to provide capital or arrange for outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management's agreements with the Company contain no negative covenants that would impede or prevent consummation of a proposed transaction. There is no assurance, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in the dissolution of the Company.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until a merger or acquisition is consummated, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's "due diligence" investigation, officers and directors of the Company may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition negotiations with a target company management is expected to focus on the percentage of the Company, which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated previously, the Company will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the Securities Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than does the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

BANKRUPTCY, NO REVENUE AND MINIMAL ASSETS. The Company, as a result of the bankruptcy proceedings, has no operations or revenues. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination. In addition, since the Company has previously filed bankruptcy other companies may be adverse to entering into a business combination with the Company because of regulatory or disclosure requirements which may limit the actions of such company and/or the negative perception which may exist about a post-bankruptcy company.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek a business combination with an entity having an established operating history, there can be no assurance the Company will be successful in locating any candidates meeting such criteria. In the event the Company completes a business combination, the success of its operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance management will be able to negotiate a business combination on terms favorable to the Company.

NO STANDARDS FOR BUSINESS COMBINATION. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which the Company will require a target business opportunity to have achieved. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are very often indicative of development stage companies.

CONTROL BY INVESTOR GROUP. The investor group which, consists of Mr. Long, Robert Platek and Spencer Levy, will, in the aggregate, beneficially own approximately 90% of the shares of the Company's outstanding capital stock. As a result, these stockholders possess the ability, among other things, to elect a majority of the Company's Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, thereby having a material and adverse effect on the value of the Company's stock. In addition, investors may have difficulty obtaining the necessary stockholder vote required for corporate actions contrary to the wishes of the management.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 15 hours per month to the business of the Company. The Company has not entered into employment agreements with any of its officers and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

CONFLICTS OF INTEREST - GENERAL. Officers and directors of the Company may participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Securities Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

GOVERNMENT REGULATION. Although the Company will be subject to the reporting requirements under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act and, consequently, violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

ABSENCE OF TRADING MARKET. There currently is no trading market for the Company's stock and there is no assurance that a trading market will develop.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If the Company's shares are traded for less than $5 per share, the shares will be subject to the SEC's penny stock rules unless (1) the Company's net tangible assets exceed $5,000,000 during the Company's first three years of continuous operations or $2,000,000 after the Company's first three years of continuous operations; or (2) the Company has had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as the Company's common stock is subject to the penny stock rules, the holders of the common stock may find it difficult to sell the common stock of the Company.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

EMPLOYEES

The Company has no full time employees. The Company's officers and directors have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers and directors anticipate that the business plan of the Company can be implemented by their devoting an aggregate of 45 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers and directors. The Company does not expect any significant changes in the number of employees prior to the consummation of a business combination.

The Company's officers and directors may become involved with other companies who have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "shell" company they are affiliated with, they will disclose the opportunity to all such companies.


ITEM 2.           DESCRIPTION OF PROPERTY.

The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities.

The Company operates from its offices at 19 Maple Lane, Rhinebeck, New York 12572. Space is provided to the Company on a rent free basis by Mr. Long, an officer, director and principal shareholder of the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS.

GENERAL

On February 6, 1997, Olin, FRU-CON and Industrial Rubber filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and
(ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company operated as a debtor-in-possession in the proceeding, until the corporate entity was sold to an investor group on May 23, 2000.

CONFIRMATION OF SECOND AMENDED PLAN OF REORGANIZATION

The Company's initial plan of reorganization included two principal elements. These two elements were the sale of the Tennessee Facility as well as the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process.

In September of 1997, the Company executed an asset purchase agreement between the Company and Republic Financial Corporation pursuant to which the Company agreed to sell the Tennessee Facility to Republic Financial Corporation. However, the Company was unable to effect the commercial demonstration of the NOXSO Process. Accordingly, the Company filed the Plan to liquidate the Company's assets.

On December 9, 1999, the Bankruptcy Court issued an Order confirming the Plan under Chapter 11 of the Bankruptcy Code. Pursuant to the terms of the Order, the Company was authorized to separately transfer the corporate entity and it's assets. The proceeds from these transfers are to be used for the distributions to be made pursuant to the Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all claims and interests of any nature whatsoever that arose before December 9, 1999.

The Plan provided for conveyance of the corporate entity to an investor group which included Mr. Robert Long, an officer, director and shareholder of the Company at the time. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was approved.

In connection with such distributions, equity interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, were cancelled on the consummation date, and the equity interests will receive nothing on account of those interests.

The Company, as a corporate entity, continues to exist as a reorganized entity.

Pursuant to the Plan, on May 23, 2000, all outstanding shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of June 30, 2000, the Company had a total of 93 shareholders of record.

Messrs. Long, Platek and Levy paid an aggregate of $50,000 cash, on a pro-rata basis, under the terms of the Plan for the right to acquire control of the Company and 90% of the outstanding shares of common stock.

In connection with the change of control, all of the Company's officers and directors, with the exception of Mr. Long, were replaced on May 25, 2000. On May 25, 2000, the investor group elected Mr. Long, a director of the Company and Secretary of the Company prior to the change of control, as a director and President of the Company. Additionally, James Platek was elected as a director and Treasurer of the Company, and Spencer Levy was elected as a director and Secretary of the Company.

Pursuant to the Company's Second Amended Plan of Reorganization, as of June 30, 2000, the Company had no material assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described above in Item 1. Description of Business - Plan of Operation.

Prior to the change of control, there were 15,383,468 shares of common stock issued and outstanding. Subsequent to the change of control and pursuant to the Plan, there are 1,000,000 shares of common stock issued and outstanding.

Immediately prior to confirmation of the Plan, the Company had assets totaling approximately $314,863 and liabilities totaling approximately $3,868,078.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this report no public market exists for the Company's shares. Management intends to seek market makers to quote the Company's shares on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") once the Company qualifies for listing. Management does not know if, or when, a market will exist for the Company's shares.

The Company's common stock traded on the OTC Bulletin Board from June 4, 1997 until May 25, 2000, under the symbol "NOXOQ". Prior to June 4, 1997, it was traded in the Nasdaq Small Cap Market System. The following table sets forth the range of high and low closing bid quotations of the common stock for each fiscal quarter within the two most recent fiscal years and for the interim period ending March 31, 2000:


                                                                               BID OR TRADE PRICES
2000 FISCAL YEAR                                                       HIGH                           LOW
Quarter Ending 09/30/99...................................            $0.060                        $0.036
Quarter Ending 12/31/99...................................            $0.060                        $0.010
Quarter Ending 03/31/00...................................            $0.030                        $0.000

1999 FISCAL YEAR                                                       HIGH                           LOW

Quarter Ending 09/30/98...................................            $0.270                        $0.010
Quarter Ending 12/31/98...................................            $0.035                        $0.005
Quarter Ending 03/31/99...................................            $0.037                        $0.006
Quarter Ending 06/30/99...................................            $0.460                        $0.020

1998 FISCAL YEAR                                                       HIGH                           LOW
Quarter Ending 09/30/97...................................            $0.625                        $0.125
Quarter Ending 12/31/97...................................            $0.406                        $0.170
Quarter Ending 03/31/98...................................            $0.490                        $0.220
Quarter Ending 06/30/98...................................            $0.350                        $0.190

As of June 30, 2000, there were no market makers in the Company's shares. The last reported trade by the OTC Bulletin Board was on May 25, 2000 at $0.010 per share.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of June 30, 2000, there were 93 record holders of the Company's common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

NOXSO Corporation was incorporated in Virginia on August 28, 1979. Until June 1997, the Company was principally engaged in developing, testing, and marketing a process of dry post-combustion emission control technology which used a regenerable sorbent to remove a high percentage of the pollutants which cause "acid rain" and ground level ozone from flue gas generated by burning fossil fuel.

On February 6, 1997, Olin, FRU-CON and Industrial Rubber filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company operated as a debtor-in-possession in the bankruptcy proceeding, until the corporate entity was sold to an investor group on May 23, 2000. See "Item 1. Description of Business" and "Item 3. Legal Proceedings."

The corporate entity was conveyed to the investor group without any assets or liabilities, excluding the value, if any, of any tax loss carryforwards attributed to the Company. As such, the financial statements of the Company prior to the sale, including the financial statements included herein, are not representative of the Company's future operations.

As of the date of this report the Company had no source of income and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

PLAN OF OPERATION

The Company currently has no capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of the date of this report, none of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors expects that it will provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the Company's directors or officers. The Company does not anticipate that it will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless possibly a merger or acquisition target is identified.

LIQUIDITY

The Company's cash flows from operating activities during 1999 and 1998 were $(397,602)and $(8,888,695), respectively. The Company did not have any cash flows from investing activities or financing activities during the fiscal year ended June 30, 1999. The Company's cash flows from investing activities during 1998 were $12,000,000. Cash flows from investing activities during 1998 consisted of the proceeds from the sale of the Company's Tennessee Facility to Republic Financial Corporation ($11,000,000) and the proceeds from the sale of the Company's certificate of deposit ($1,000,000). During the fiscal year ended June 30, 1998, the Company had cash flows of $(2,737,436) from financing activities. During 1998 financing activities consisted of proceeds from the sale of common stock and the conversion of loans to common stock, in addition, the Company repaid loans, which resulted in the negative cash flow from financing activities.

At June 30, 1999 and 1998, the Company had a working capital deficiency of $3,496,226 and $3,324,485, respectively.

The changes in the Company's working capital deficiency relate to the payment of liabilities as part of the Company's bankruptcy plan. The Company continues to incur liabilities and operating expenses. As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. Mr. Long, in connection with the purchase and sale of the corporate entity, engaged auditors and legal counsel prior to the change of control. After the change of control, the auditors and legal counsel engaged by Mr. Long were engaged by the Company. The Company will reimburse Mr. Long for professional fees advanced by Mr. Long on the Company's behalf.

Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. See "Results of Operations" below. The Company presently has no external sources of cash and is dependent upon its management and shareholders for funding.

ASSETS

At June 30, 1999 the Company had total assets of $106,852, compared to total assets of $504,454 at June 30, 1998. The majority of the Company's assets at June 30, 1999 consisted of prepaid expenses relating to legal fees. At June 30, 1998, the majority of the Company's assets consisted of cash and cash equivalents. During the fiscal year ended June 30, 1998, the Tennessee Facility was sold to Republic Financial Corporation. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the fiscal years ended June 30, 1999 and 1998, the Company had net losses of $171,741 and $2,465,232, respectively. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely. This factor, among others, raises substantial and compelling doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to identify a suitable acquisition target, close such acquisition, obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.

The Independent Accountant's Report and Note 4 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The Company's present business operations do not generate sufficient revenues to cover its expenses. The Company would have to obtain other business operations or severely reduce its expenses to remain viable, and there can be no assurance that the Company will be able to do so.


ITEM 7. FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company are:

         Name                   Age                   Title(s)
         ----                   ---                   --------
         Robert Long             41                   President since May 2000
                                                      Director since November 1988
                                                      Secretary from March 1993 to
                                                      May 2000.

         James Platek           32                    Treasurer since May 2000
                                                      Director since May 2000

         Spencer Levy           43                    Secretary since May 2000
                                                      Director since May 2000


The directors of the Company are elected by the shareholders and the officers are appointed annually by the Board of Directors. Vacancies in the Board of Directors are filled by the Board of Directors. Directors of the Company receive no compensation for their service as directors. Set forth below are brief descriptions of the recent employment and business experience of the Company's officers and directors.

James Platek is the brother of Robert Platek, a controlling shareholder of the Company. There are no other family relationships between any executive officer and director of the Company.

ROBERT M. LONG, PRESIDENT AND DIRECTOR. Mr. Long holds a bachelors degree in Economics from the University of the South (Sewanee, Tennessee), and a Masters of Business Administration from The College of William and Mary (Williamsburg, Virginia). Mr. Long has been self-employed as a financial consultant throughout his career, which has included providing financial consulting services to early stage companies. Since 1997, Mr. Long has been the president and sole shareholder of LongView Partners, Inc., an investment banking company. Through LongView Partners, Inc. Mr. Long provides clients with investment banking services, including assistance with financing and investor relations. From 1983 to 1996, Mr. Long was a self-employed financial consultant, providing investment banking services. Mr. Long has been a director of the Company since November 1988 and served as Secretary from March 1993 until May 25, 2000. Mr. Long was an officer and director of the Company at the time the Company filed bankruptcy. Mr. Long is the Chairman of the Board of Directors of Regent Group, Inc., a public company listed on the OTC-Bulletin Board.

JAMES PLATEK, TREASURER AND DIRECTOR. Mr. Platek holds a bachelors degree in History from Rutgers University. Since 1998, Mr. Platek has been a self-employed financial consultant and private investor. From 1997 to 1998, Mr. Platek was a retail broker for Morgan Stanley Dean Witter, New York, New York. From 1995 to 1998, Mr. Platek was the Director of Marketing for Plymouth Partners, New York, New York. Mr. Platek was responsible for marketing, analysis and fund raising. Plymouth Partners is a private company which assists companies with funding and marketing. Mr. Platek is the Vice President of Institutional Marketing of Regent Group, Inc.

SPENCER LEVY, SECRETARY, DIRECTOR. Mr. Levy holds a bachelors degree in Liberal Arts from New York University, and a Masters Degree in Anthropology from the University of Chicago. Since 1996, Mr. Levy has been a employee/consultant for LongView Partners, Inc. Mr. Levy performs investment banking services for LongView Partners, Inc., including assisting clients with financing and investor relations. From 1993 to 1995, Mr. Levy was an Associate for Glaser Capital Management, Inc., New York, New York, where he interacted with the partners and provided bookkeeping services. Glaser Capital Management, Inc. provides investor relations to its clientele. Mr. Levy is the Vice President of Editorial Content of Regent Group, Inc.

PRIOR "SHELL" COMPANY EXPERIENCE

With the exception of Mr. Long and Mr. Levy, none of the Company's officers and/or directors has had any direct experience in identifying emerging companies for investment and/or business combinations.

CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

As of June 30, 2000, the Company did not have any standing audit, nominating, or compensation committees of the Board of Directors.

During the fiscal year ended June 30, 1999, the Board of Directors held meetings on September 22, 1998 and August 3, 1998. Mr. Toedtman, a director at the time of the meetings, was the only director not present at those meetings. No meetings of the then existing compensation committee were held during the fiscal year ended June 30, 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, no Form 5's were filed by the following persons, who were officers and directors of the Company, for the fiscal years ended June 30, 1998 and June 30, 1999: Robert Long, Edwin Kilpela, Stephen C. Voss, John M. Toedtman, Lewis G. Neal, or John L. Haslbeck. In addition, to the best of the Company's knowledge, no reports were filed by W.R. Grace & Co. - Conn, a principal stockholder of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

CURRENT COMPENSATION ARRANGEMENTS

None of the Company's officers and/or directors receives any compensation for services rendered to the Company, nor has any received such compensation in the past, excluding Mr. Long. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until after consummation of a merger or acquisition; however, the officers and directors are reimbursed for expenses incurred on behalf of the Company, including travel expenses. As of the date of this report, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that after the Company successfully consummates a merger or acquisition with another entity that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity or otherwise provide other compensation to such persons. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction cannot be approved by the Company's Board of Directors due to the inability of the Board to affirmatively approve such a transaction. Specifically, under section 13.1-691 of the Virginia Stock Corporation Act, a transaction in which a director has a director or indirect personal interest is not voidable by a corporation if:

         1. The material facts are disclosed to the board of directors and a majority of the disinterested directors (which must be more than one director) approve the transaction;

         2. The material facts are disclosed to the shareholders and a majority of the shareholders approve the transaction; however, the shares of interested directors are not counted in determining whether to approve the transaction; or

         3.       The transaction is fair to the corporation.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

FISCAL 1998 AND 1999 COMPENSATION ARRANGEMENTS

The following table sets forth information for Edwin J. Kilpela, the Chief Executive Officer ("CEO") of the Company during the fiscal years ended June 30, 1997 and 1998 and 1999. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                                                               LONG TERM COMPENSATION
                                                                   -----------------------------------------
                                      ANNUAL COMPENSATION                   AWARDS                 PAYOUTS
                              ----------------------------------   -------------------------     -----------
                                                        OTHER      RESTRICTED     SECURITIES
                                                        ANNUAL        STOCK       UNDERLYING                   ALL OTHER
NAME AND                                               COMPEN-       AWARD(S)      OPTIONS/        LTIP         COMPEN-
PRINCIPAL POSITION    YEAR    SALARY($)    BONUS($)   SATION($)        ($)         SARS($)       PAYOUTS($)    SATION($)
------------------    ----    ---------    --------   ----------   ----------     ----------     -----------   ---------
Edwin J. Kilpela,     1999      28,462       -0-          -0-          -0-            -0-            -0-          -0-
President, Chief      1998     165,433      58,702        -0-          -0-         25,000(2)         -0-          -0-
Executive Officer     1997      32,019       -0-          -0-          -0-        275,000(2)         -0-          -0-
and Director(1)
------------------    ----    ---------    --------   ----------   ----------     ----------     -----------   ---------
John Haslbeck         1999      24,240       -0-          -0-          -0-            -0-            -0-          -0-
Vice President,       1998     100,601       -0-          -0-          -0-         15,000(2)         -0-          -0-
Treasurer and         1997      71,250(4)    -0-          -0-          -0-         15,000(2)         -0-          -0-
Director(3)           1996      90,385       -0-          -0-          -0-         15,000(2)         -0-          -0-
------------------    ----    ---------    --------   ----------   ----------     ----------     -----------   ---------

(1) Mr. Kilpela joined the Company in February 1997 and resigned from the Board of Directors in February 2000. Due to the sale of the corporate entity to the investor group, Mr. Kilpela was replaced as the President and CEO of the Company by Mr. Long on May 25, 2000.

(2) All of these options were terminated in connection with the Order of the Bankruptcy Court. See "Item 1. Description of Business" and "Item
         3. Legal Proceedings."

(3) Due to the sale of the corporate entity to the investor group, Mr. Haslbeck was replaced as an officer and director of the Company on May 25, 2000.

(4)      Estimated.

The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. At June 30, 1998 and 1999, Mr. Kilpela held stock options to acquire 300,000 shares of stock. At June 30, 1998 and 1999, Mr. Haslbeck held stock options to acquire 115,075 shares of stock. All of these options were cancelled as part of the Bankruptcy Proceedings.

STOCK OPTION PLANS

As of the date of this report, the Company does not have a stock option plan. As a result of the Bankruptcy Proceedings, the Company's 1990 Stock Option Plan was terminated, along with all outstanding options granted under the 1990 Stock Option Plan. As of the date of this report there are no outstanding stock options.

FISCAL 1999 AND 1998 OPTION AWARDS

The following table sets forth information concerning options to purchase the Company's common stock or stock appreciation rights ("SARs") with respect to the Company's common stock granted to named executive officer during fiscal 1998 and 1999.

                 OPTION/SAR GRANTS IN FISCAL YEAR 1998 AND 1999


                                NUMBER OF              % OF TOTAL
                               SECURITIES             OPTIONS/SARS
                               UNDERLYING              GRANTED TO
                               OPTION/SARS            EMPLOYEES IN          EXERCISE OR BASE
         NAME                GRANTED (#)(1)            FISCAL YEAR            PRICE ($/SH)           EXPIRATION DATE
         ----                --------------           -------------         -----------------        ---------------
Edwin J. Kilpela
         1998                    12,500                   6.58%                  $0.9375              March 19, 2000
                                 12,500                  6.585%                  $0.9375              March 19, 2000
         1999                      -0-                     N/A                     N/A                      N/A

John Haslbeck
         1998                     7,500                   3.95%                  $0.9375              March 19, 2000
                                  7,500                   3.95%                  $0.9375              March 19, 2000
         1999                      -0-                     N/A                     N/A                      N/A

(1) All of the options shown were cancelled as part of the Bankruptcy
Proceedings.

FISCAL 1998 AND 1999 OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to the named executive officer, concerning the exercises of options during fiscal year 1998 and 1999 and the number and value of unexercised options held as of the end of fiscal year 1998 and 1999.

          AGGREGATED OPTION/SAR EXERCISES IN 1999 AND 1998 FISCAL YEARS
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                                                            NO. OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                                                             UNEXERCISED OPTIONS/SARS AT      MONEY OPTIONS/SARS AT FISCAL
                      NO. OF SHARES                               FISCAL YEAR-END (#)              YEAR-END ($)(2)
                       ACQUIRED ON      VALUE REALIZED      -----------------------------    ------------------------------
         NAME            EXERCISE            (1)            EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
         ----         -------------     --------------      -----------    --------------    ------------     -------------
Edwin J. Kilpela
            1998            -0-               -0-              37,500         262,500             -0-               -0-
            1999            -0-               -0-              50,000         250,000             -0-               -0-

John Haslbeck
            1998            -0-               -0-             107,575           7,500             -0-               -0-
            1999            -0-               -0-             115,075            -0-              -0-               -0-

(1) Value realized is calculated to equal the market price of the common stock at the exercise date less the exercise price.

(2) Based on $0.26 and $0.0625, the market prices of the common stock on June 30, 1998 or 1999 (fiscal year end), as applicable, and the exercise price of the options. None of the options are exercisable as of the date of this report.

EMPLOYMENT AGREEMENTS

Mr. Kilpela was employed under an employment agreement dated as of February 13, 1997. The agreement had a term of two years and provided that Mr. Kilpela would serve as the President and Chief Executive Officer of the Company at an annual base salary of $185,000 with additional increases to be determined by the Board of Directors. The agreement required that Mr. Kilpela devote his full business time to the operations of the Company and also contained certain covenants not to compete with the Company in exchange for payment of one year's salary to Mr. Kilpela following termination of the agreement if Mr. Kilpela had complied with such covenants. The Company had the right to waive the provisions of the covenant not to compete and, in such event, would have no further monetary obligation with respect thereto. The agreement was terminable by Mr. Kilpela under various conditions including a change in control of the Company, in which case Mr. Kilpela was entitled to a lump sum payment equal to the greater of his then annual compensation, or the remaining total compensation payable to him for the unexpired term of the agreement. Additionally, the agreement required that all ideas, inventions, discoveries, developments or improvements conceived by Mr. Kilpela during the term of his employment which are within the scope of the Company's business (whether or not patentable), were and should remain the exclusive property of the Company. Mr. Kilpela's employment agreement was terminated as a result of the Bankruptcy Proceedings and is a general creditor in those proceedings.

Prior to February 1, 1997, Dr. Neal was employed pursuant to the terms of employment agreements effective as of April 22, 1992, which had an initial term of two years and which governed his employment until that time. The agreement provided that Dr. Neal would serve as the President, at an annual base salary of $150,000 with additional increases to be determined by the Board of Directors and certain bonuses payable upon the achievement of certain corporate goals. In connection with the hiring of Mr. Kilpela as President and Chief Executive Officer of the Company, Dr. Neal and the Company entered into an employment agreement dated as of February 1, 1997, terminating and superseding Dr. Neal's previous employment agreement. The agreement was terminable by either party upon written notice. It provided for compensation at an annual rate of $150,000 (the "Annual Salary"); provided that so long as other employees of the Company were serving under salaries reduced from the rate payable in January 1997, Dr. Neal's compensation under the agreement was at a rate equal to 50% of the Annual Salary. Pursuant to the agreement, when Dr. Neal's employment with the Company was terminated by the Company on April 18, 1997, he was entitled to receive, in a lump sum payment, an amount equal to the Annual Salary, 70,000 shares of the Company's common stock and a warrant to purchase 70,000 shares of the Company's common stock at an exercise price of $1.50 per share. The common stock and Warrant were issued, and Dr. Neal has filed a claim in the Company's bankruptcy proceeding relating to the cash severance payment, and Dr. Neal is a general creditor in the bankruptcy proceedings. The agreement also contained certain covenants not to compete with the Company in exchange for payment of an additional one year's salary to Dr. Neal following termination of the agreement if Dr. Neal has complied with such covenants. Pursuant to the agreement, the Company waived the provisions of the covenant not to compete and, as a result, has no further monetary obligation with respect thereto. The agreement required that all ideas, inventions, discoveries, developments or improvements conceived by Dr. Neal during the term of his employment which are within the scope of the Company's business (whether or not patentable), were to remain the exclusive property of the Company. As a result of the Bankruptcy Proceedings, the Company no longer has any rights to ideas, inventions, discoveries, developments or improvements conceived by Dr. Neal.

Mr. Haslbeck was employed pursuant to the terms of an employment agreement effective as of April 29, 1992, which had an initial term of two years, but continued to govern his employment until the agreement was terminated as a result of the Bankruptcy Proceedings. Mr. Haslbeck's employment agreement provided that Mr. Haslbeck would serve as the Vice President, at an annual base salary of $90,000 with additional increases to be determined by the Board of Directors. In February 1997, the compensation of all of the Company's employees, including Mr. Haslbeck, was reduced to one-half of their previous compensation. In July 1997, such compensation was increased to 3/4 of an employee's pre-February 1997 compensation. The agreement required that Mr. Haslbeck devote his full business time to the operations of the Company and also contained certain covenants not to compete with the Company in exchange for payment of one year's salary to Mr. Haslbeck following termination of the agreement if Mr. Haslbeck had complied with such covenants. The agreement was terminable by Mr. Haslbeck under various conditions including a change in control of the Company, in which case Mr. Haslbeck was entitled to a lump sum payment equal to the greater of his then annual compensation, or the remaining total compensation payable to him for the unexpired term of the agreement. Additionally, the agreement required that all ideas, inventions, discoveries, developments or improvements conceived by Mr. Haslbeck during the term of his employment which were within the scope of the Company's business (whether or not patentable), were and should remain the exclusive property of the Company. As a result of the Bankruptcy Proceedings, the Company no longer has any rights to any ideas, inventions, discoveries, developments or improvements conceived by Mr. Haslbeck.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

During fiscal 1998 and 1999, Robert M. Long and Stephen H. Voss served on the Company's Compensation Committee. Mr. Long was the Secretary of the Company at the time. Mr. Voss was Vice President of the Company from August 1979 to March 1992. Matters relating to the compensation of Mr. Kilpela and Dr. Neal were made by the Board of Directors as a whole, with the affected executive having excused himself from the discussion. As of June 30, 2000, the Company did not have a Compensation Committee.

DIRECTORS' COMPENSATION

Prior to June 1997, the Company's outside directors had been entitled to receive an annual fee of $30,000 for serving as members of the Board of Directors and members of the Executive Committee. The Board had previously agreed to defer indefinitely payment of the annual fee, and in June 1997, the Board determined to eliminate the annual director's fee. Each director and former director who would have been entitled to a fee for past services also waived his right to any unpaid annual fee. Directors are reimbursed for their expenses in connection with attendance at each Board Meeting.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of June 30, 2000, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group:


           BENEFICIAL OWNERS                  SHARES OWNED BENEFICIALLY             PERCENT OF CLASS(1)
Robert Long                                            360,000                              36%
19 Maple Lane
Rhinebeck, New York 12572

Robert Platek(2)                                       450,000                              45%
5 Halls Lane
Rye, New York 10580

Spencer Levy                                            90,000                               9%
11 Waverly Place #6H
New York, New York 10003

James Platek(2)                                          -0-                                 0%
335 Garden Street, Apt. #4
Hoboken, New Jersey 07030

All officers and directors, as a                       450,000                              45%
group (3 persons)

----------

(1) Percentages are based on 1,000,000 shares of common stock outstanding as of June 30, 2000.

(2)      Robert Platek and James Platek are brothers.

CHANGES OF CONTROL

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require the current shareholders of the Company to sell or transfer all or a portion of their common stock and/or resign from their positions as officers and/or directors of the Company. The resulting change in control of the Company could result in removal of the current management, and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, nor, to the best of the information and belief of the present management of the Company, any of the former directors, senior officers or principal shareholders of the Company, nor any family member of such former directors, officers or principal shareholders, has or has had any material interest, director or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect the Company. Management believes the following transactions are as fair to the Company and similar to terms which could be obtained from unrelated third parties.

1. Pursuant to the Plan, on May 23, 2000, all outstanding shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), a beneficial shareholder of the Company prior to the sale, and Spencer Levy (90,000 shares). Messrs. Long, Platek and Levy paid an aggregate of $50,000 for control of the Company, on a pro-rata basis.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

REGULATION                                                                                            CONSECUTIVE
S-B NUMBER                                         EXHIBIT                                            PAGE NUMBER
    2             Debtor's Second Plan of Reorganization with Modifications Through                        N/A
                  December 2, 1999, Order of Judge R. Thomas Stinnett dated December 9,
                  1999 and Order Approving Disclosure Statement and Confirming Second
                  Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code
                  (3)

    3(i)          Articles of Incorporation, as amended (1)                                                N/A

    3(ii)         Amended and Restated Bylaws (1)                                                          N/A

    11            Statement re computation of per share earnings (2)                                       N/A

    27            Financial Data Schedule

----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.

(2)      See Part I - Financial Statements.

(3) Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated May 23, 2000.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         1. Form 8-K dated September 11, 1998, reporting the Confirmation of the First Amended Plan of Reorganization, under Item 3. Bankruptcy and Reorganization and Item 7. Exhibits.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOXSO CORPORATION



Dated: August 10, 2000                By: /s/ ROBERT LONG
                                          --------------------------------------
                                               Robert Long, President

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                                       DATE
                                           President and Director
/s/ ROBERT LONG                            (Principal Executive Officer)               August 10, 2000
--------------------------------
Robert Long
                                           Secretary, Treasurer and Director
                                           (Principal Financial and Accounting
/s/ JAMES PLATEK                           Officer)                                    August 10, 2000
--------------------------------
James Platek


/s/ SPENCER LEVY                           Director                                    August 10, 2000
--------------------------------
Spencer Levy

                                NOXSO CORPORATION
                              FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


                                TABLE OF CONTENTS


                                                                                                         PAGE(S)
    Report Of Independent Accountant                                                                     F-1

    Consolidated Balance Sheets - June 30, 1999 and 1998                                                 F-3

    Consolidated Statements Of Operations - Fiscal Years Ended June 30, 1999                             F-4
      and 1998

    Consolidated Statements Of Changes In Stockholders' Equity - Fiscal Years Ended                      F-5
      June 30, 1999 and 1998

    Consolidated Statements Of Cash Flows- Fiscal Years Ended June 30, 1999                              F-6
      and 1998

    Notes To Consolidated Financial Statements - June 30, 1999 and 1998                                  F-7

    Unaudited Consolidated Financial Statements for the three months ended September 30, 1998            F-16

    Unaudited Consolidated Financial Statements for the six months ended December 31, 1998               F-20

    Unaudited Consolidated Financial Statements for the nine months ended March 31, 1999                 F-24

                      [LETTERHEAD DANIEL BAIER, CPA, P.C.]


To the Board of Directors of NOXSO Corporation

I have audited the accompanying consolidated balance sheets of NOXSO Corporation as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

Generally accepted accounting principles recommend, but do not require, that companies adopt the method of accounting for stock-based compensation plans that attributes costs equal to the fair value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to adopt this method of accounting are required, among other things, to provide additional disclosure, which in effect restates a company's results as if the new method of accounting had been adopted. As more fully explained in
Note 11 to the financial statements, the Company has been unable to adopt the recognition provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," and has not complied with the related disclosure requirements.

In my opinion, except for the effects of not adopting SFAS No. 123 as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NOXSO Corporation and subsidiary as of June 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 3 to the consolidated financial statements, in 1997 a bankruptcy proceeding was commenced against the Company. On December 2, 1999, the Bankruptcy Court issued an order (the "Order") confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to the terms of the Order, the Company was authorized to transfer the corporate entity and to separately transfer it's assets. The proceeds from these transfers are to be used for the distributions made pursuant to the Second Amended Plan for reorganization, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999. In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests. Following the Confirmation Date, the Company, through the corporate entity, will continue to exist as a reorganized entity. Continuation of any business of the reorganized entity following the Consummation Date is dependent on the Company's ability to achieve successful future operations.

In addition to the bankruptcy matter described above, as discussed in Note 4 to the consolidated financial statements, the Company has never generated revenue from operations and does not anticipate that it will generate significant operating revenue in the foreseeable future. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements include certain adjustments to reflect the ultimate realization of recorded asset amounts in connection with the Order pursuant to the matter described in the preceding paragraph but do not include any adjustments relating to the impact, if any, on the recoverability and classification of recorded net asset amounts or the amounts and classification of liabilities that might also be necessary should the Company, as a reorganized entity, be unable to continue as a going concern.


/s/ DANIEL BAIER

Daniel Baier, CPA, P.C.
Rochester, New York
February 4, 2000

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30, 1999    June 30, 1998
                                   ASSETS

 Cash                                                          $     23,738    $    421,340
 Prepaid Expenses                                                    83,114          83,114
                                                               ------------    ------------
                         Current Assets                             106,852         504,454
                                                               ------------    ------------
 Equipment                                                          339,931         339,931
 Furniture and Fixtures                                             108,832         108,832
 Leasehold Improvements                                              16,646          16,646
 Accumulated Depreciation                                          (465,409)       (465,409)
                                                               ------------    ------------
                         Property, Net                                   --              --
                                                               ------------    ------------

                                                               $    106,852    $    504,454
                                                               ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Pre-Petition Liabilities                                      $  3,603,078    $  3,603,078
 Liabilities Not Subject To Compromise                                              225,861
                                                               ------------    ------------
                          Liabilities                             3,603,078       3,828,939
                                                               ------------    ------------

 Common Stock, $.01 Par Value, 20,000,000
     Shares Authorized, 15,383,468 Shares Issued                    151,836         151,836
 Paid In Capital                                                 16,907,285      16,907,285
 Treasury Stock                                                     (25,000)        (25,000)
 Retained Deficit                                               (20,530,347)    (20,358,606)
                                                               ------------    ------------
             Total Stockholders' Equity (Deficit)                (3,496,226)     (3,324,485)
                                                               ------------    ------------

                                                               $    106,852    $    504,454
                                                               ============    ============


          See accompanying notes to consolidated financial statements.

                                NOXSO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended       Year Ended
                                         June 30, 1999     June 30, 1998
                                         -------------     -------------
Reimbursement of Project Costs                             $     29,970
Interest Income                          $        951            13,269
Loss on Sale of Plant                                          (382,821)
SO2 Revenue                                                   1,817,420
                                         ------------      ------------
                                                  951         1,477,837
                                         ------------      ------------

 Labor and Fringe Benefits                    132,621           805,463
 Travel                                         2,030            70,654
 Supplies and Equipment                         4,633            46,331
 Depreciation and Amortization                                   40,104
 SO2 Processing Costs                                         1,609,682
 Loss on Impairment of Asset                    1,228                --
 Legal                                          1,071           673,924
 Rent                                           9,548           163,023
 Utilities                                      4,206            23,093
 Postage                                          509               375
 Insurance                                        615           105,129
 Outside Services                               2,503            92,465
 Transfer Agent                                 1,550             8,132
 Corporate Expenses                            12,175           304,695
                                         ------------      ------------
                                              172,692         3,943,070
                                         ------------      ------------

NET LOSS                                 $   (171,741)     $ (2,465,232)
                                         ============      ============

LOSS PER COMMON SHARE                    $      (0.01)     $      (0.17)
                                         ============      ============

AVERAGE NUMBER OF SHARES OUTSTANDING       15,383,468        14,792,023
                                         ============      ============


See accompanying notes to consolidated financial statements.

NOXSO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - JUNE 30, 1999 AND JUNE 30, 1998

                                                                      Number of
                                             Per                       Common        Common
                                            Share    Consideration     Shares        Stock
Balance - July 1, 1997                                                11,264,740    $110,649
                                                                      ----------    --------
Issue Common Stock - Conversion of Debt    $0.1341     $130,363          973,203       9,732
Issue Common Stock - Conversion of Debt    $0.1341     $153,257        1,142,857      11,429
Issue Common Stock - Conversion of Debt    $0.1341     $171,671        1,280,171      12,802
Issue Common Stock - Conversion of Debt    $0.1341     $ 13,410          100,000       1,000
Issue Common Stock - Conversion of Debt    $0.1341     $ 31,299          233,400       2,334
Issue Common Stock - Debtor-In-Possession  $0.2500     $ 25,000          100,000       1,000
("DIP") Financing
Issue Common Stock - DIP Financing         $0.2970     $  4,950           16,666         167
Issue Common Stock - DIP Financing         $0.2970     $ 12,375           41,666         417
Issue Common Stock - DIP Financing         $0.2190     $  7,300           33,333         333
Issue Common Stock - DIP Financing         $0.3910     $  3,258            8,333          83
Issue Common Stock - DIP Financing         $0.1880     $  1,567            8,333          83
Issue Common Stock - DIP Financing         $0.2190     $  2,372           10,833         108
Issue Common Stock - DIP Financing         $0.1880     $    627            3,333          33
Issue Common Stock - DIP Financing         $0.3750     $ 37,500          100,000       1,000
Issue Common Stock - DIP Financing         $0.0601     $  4,000           66,600         666
1998 - Net loss
                                                                      ----------    --------
Balance - June 30, 1998                                               15,383,468     151,836
                                                                      ----------    --------

1999 - Net Loss
                                                                      ----------    --------
Balance - June 30, 1999                                               15,383,468    $151,836
                                                                      ==========    ========


                                               Paid In     Treasury      Retained
                                               Capital      Stock         Deficit      Total
Balance - July 1, 1997                      $16,349,532    $(25,000)   $(17,893,374) $(1,458,193)
                                            -----------    --------    ------------  -----------
Issue Common Stock - Conversion of Debt         120,631                                   130,363
Issue Common Stock - Conversion of Debt         141,829                                   153,257
Issue Common Stock - Conversion of Debt         158,869                                   171,671
Issue Common Stock - Conversion of Debt          12,410                                    13,410
Issue Common Stock - Conversion of Debt          28,965                                    31,299
Issue Common Stock - Debtor-In-Possession        24,000                                    25,000
("DIP") Financing
Issue Common Stock - DIP Financing                4,783                                     4,950
Issue Common Stock - DIP Financing               11,958                                    12,375
Issue Common Stock - DIP Financing                6,967                                     7,300
Issue Common Stock - DIP Financing                3,175                                     3,258
Issue Common Stock - DIP Financing                1,483                                     1,567
Issue Common Stock - DIP Financing                2,264                                     2,372
Issue Common Stock - DIP Financing                  593                                       627
Issue Common Stock - DIP Financing               36,500                                    37,500
Issue Common Stock - DIP Financing                3,334                                     4,000
1998 - Net loss                                                          (2,465,232)  (2,465,232)
                                            -----------    --------    ------------  -----------
Balance - June 30, 1998                      16,907,293     (25,000)    (20,358,606)  (3,324,485)
                                            -----------    --------    ------------  -----------

1999 - Net Loss                                                            (171,741)    (171,741)
                                            -----------    --------    ------------  -----------
Balance - June 30, 1999                     $16,907,293    $(25,000)   $(20,530,347) $(3,496,226)
                                            ===========    ========    ============  ===========


See accompanying notes to consolidated financial statements.

                                NOXSO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended June 30,      Year Ended June 30,
                                                           1999                      1998
Cash Flows From Operating Activities:
Net Loss                                               $   (171,741)            $ (2,465,232)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and Amortization                                                         40,104
Gain from early extinguishment of debt                                               (43,639)
Loss on Impairment of Property and Equipment                                         382,821
Accounts Receivable                                                                   65,760
Prepaid and Other Current Assets                                                      16,196
Minority Interest                                                                    (23,700)
Liabilities Subject To Compromise                                                   (885,303)
Liabilities Not Subject To Compromise                      (225,861)              (5,975,702)
                                                       ------------             ------------
Net Cash Used In Operating Activities                      (397,602)              (8,888,695)
                                                       ------------             ------------

Cash Flows From Investing Activities:
Proceeds From Sale of Certificate of Deposit                                       1,000,000
Proceeds From Sale of Property And Equipment                                      11,000,000
                                                       ------------             ------------
                                                                 --               12,000,000
                                                       ------------             ------------

Cash Flows From Financing Activities:
Proceeds From Issuance Of Common Stock                                                 4,000
Conversion Of Loan To Common Stock                                                   500,000
Payment of Loans                                                                  (3,241,436)
                                                       ------------             ------------
                                                                 --               (2,737,436)
                                                       ------------             ------------

Net Increase / (Decrease) in Cash                          (397,602)                 373,869
Cash at Beginning of Period                                 421,340                   47,470
                                                       ------------             ------------
Cash at End of Period                                  $     23,738             $    421,340
                                                       ============             ============

Cash Payments For Interest                             $         --             $     97,483
                                                       ============             ============

Cash Payments For Taxes                                $         --             $         --
                                                       ============             ============


See notes to consolidated financial statements.

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 1 - NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION:

     NOXSO Corporation was incorporated in the Commonwealth of Virginia on August 28, 1979, to engage in developing, testing and marketing a process capable of removing certain emissions from the flue gas generated by the burning of coal. Until September 1998, the Company had been in the development stage and had not commenced commercial operation.

     At the end of the first quarter ended September 30, 1998, the Company ceased operations, closed and vacated its offices, and was no longer able to effect transactions crucial to a successful implementation of its plan for reorganization under a pending bankruptcy proceeding. In light of the Company's amended plan of reorganization which ultimately resulted in liquidation of the Company (see Note 3), the Company has discontinued the application of accounting and reporting applicable to development stage enterprises.

     In 1995, the Company formed a new subsidiary called Projex, Inc ("Projex"). The Company held 70% of the stock in Projex, while two managing principals of Projex hold the remaining 30% of such stock. Projex was capitalized with contributions of $1,000. Projex was formed to perform construction management services. Subsequently, the Company acquired the remaining portion of the stock of Projex. The financial statements include accounts of NOXSO Corporation and Projex. All intercompany transactions have been eliminated in consolidation. NOXSO Corporation and/or NOXSO Corporation together with its subsidiary are hereafter referred to as (the "Company").

     Creditors of the Company filed an involuntary petition of bankruptcy against the Company, and as more fully described in Note 3, the Company had been operating as a debtor-in-possession in the bankruptcy proceeding. However, the Company was unable to effect its initial plan of reorganization and on December 2, 1999, the Bankruptcy Court issued an order (the "Order") confirming the Company's second amended plan of reorganization authorizing the Company to separately transfer its assets and corporate entity and to apply the proceeds toward the distributions pursuant to the liquidation stipulated in the second amended plan of reorganization. In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Use of Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

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

     Property and Equipment -

     Property and equipment are stated at cost. The Company provided for depreciation using various methods over the estimated useful lives of 10 years for plant, 3 to 5 years for machinery and equipment, 5 to 7 years for office furniture and fixtures, and the lease term or useful life, whichever is shorter, for leasehold improvements.

     In light of the Order (Notes 3), the Company has made the judgement that, following the sale of the Tennessee Facility (Note 5) the ultimate recovery of all remaining Property and Equipment in future operations was impaired at June 30, 1998; accordingly, these remaining assets were fully reserved through the recognition of depreciation expense of $29,570 in fiscal year 1998.

     Patents -

     Patent costs are expensed as incurred.

     Income Taxes -

     Under the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income taxes or credits are based on the changes in the asset or liability from period to period. There were no material temporary differences at June 30, 1998.

     At June 30, 1999, the Company had tax loss carryforwards of approximately $17,250,000, which expire between 1998 and 2013. The deferred tax assets related to these net operating losses were entirely offset by a valuation allowance at June 30, 1999.

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

     Loss per Common Share -

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This statement, adopted in fiscal year 1998, requires presentation of Basic and Fully Diluted Earnings Per Share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of outstanding warrants and options.


NOTE 3 - BANKRUPTCY AND PLAN OF REORGANIZATION:

     On February 6, 1997, Olin Corporation ("Olin"), FRU-CON Construction Company and Industrial Rubber & Safety Products, Inc. filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company consented to the jurisdiction of the Court and was adjudicated bankrupt. The Company converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code. During fiscal year 1998, the Company operated as a debtor-in-possession in the proceeding.

     Pursuant to the provisions of the Bankruptcy Code, the Company had the right to file a plan of reorganization. An order approving the interim debtor-in-possession financing was entered in August of 1997. The Company subsequently applied to the Bankruptcy Court for approval of additional debtor-in-possession financing in an amount of up to $600,000. On August 18, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain such financing from a group of lenders (the "DIP Lenders"). Pursuant to such arrangement, the Company was authorized to grant and had granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment and was authorized to issue 300,000 shares of its Common Stock in the aggregate to the DIP Lenders.

     The DIP Lenders loaned $600,000 to the Company pursuant to the financing agreement, and received 300,000 shares of Common Stock. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (a portion of which will be refunded to the extent not earned) and a 5% origination fee have been paid from proceeds.

     The Company's plan of reorganization was based on two principal elements. These two elements were the sale of its Tennessee Facility (see Note 5) as well as the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process.

     In September of 1997, the Company executed an asset purchase agreement for the Tennessee Facility between the Company (the seller) and Republic Financial Corporation (the purchaser). However, the Company was unable to effect the commercial demonstration of

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

     the NOXSO process. Accordingly, the Company filed a second amended plan of reorganization that would result in liquidation of the Company's assets.

     On December 2, 1999, the Bankruptcy Court issued an Order confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to the terms of the Order, the Company was authorized to separately transfer the corporate entity and it's assets. The proceeds from these transfers are to be used for the distributions to be made pursuant to the Second Amended Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999.

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was approved.

     In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.

     Following the Confirmation Date, the Company, as a corporate entity, will continue to exist as a reorganized entity.


NOTE 4 - BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared assuming that the Company would continue as a going concern. However, the Company has never generated revenue from operations and does not anticipate that it will generate significant operating revenue in the foreseeable future. Furthermore, as described in Note 3, at the end of calendar year 1999, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court.

     These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of any business by the Company is dependent on the Company's ability to identify and exploit a business opportunity, develop a business plan, obtain financing, and achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be ultimately unable to continue as a going concern.

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 5 - SALE OF TENNESSEE FACILITY:

     In September 1997, the Company executed an asset purchase agreement for the Tennessee Facility between the Company (the seller) and Republic Financial Corporation (the purchaser) for the sale of the Tennessee Facility. Republic, a merchant banking firm that specializes in the acquisition and financing of assets, purchased the Facility at a price of $11 million. Of this amount, $8.1 million was disbursed to secured creditors, .8 million was disbursed for professional fees, and the balance was retained by the Company to pay other liabilities.


NOTE 6 - PREPETITION LIABILITIES SUBJECT TO COMPROMISE:

     Prepetition liabilities subject to compromise at June 30, 1999 and 1998 included accounts payable of $3.6 million.

     On February 28, 1997, the Company issued $540,000 in convertible debt securities (the "Debentures") at an interest rate of 6%. The conversion of these Debentures will be at a price per share that is discounted at a maximum of 35% from market. Commencing at any time on or after sixty days from the issuance date of the Debentures, the holders of the Debentures are entitled, at their option, to convert up to 100% of the original principal amount of the Debentures into shares of common stock of the Company at a conversion price equal to the lesser of: (i) $15/16 per share; or (ii) the average closing price of the common stock for the five business days prior to conversion multiplied by the conversion percentage, as defined in the Debentures Subscription Agreement. In June 1997, $40,000 of the securities was converted into 154,811 shares of common stock. In fiscal year 1998, the remaining amounts owed were converted into common stock of the Company (see
     Note 3).

     Because of Chapter 11 proceedings, there has been no accrual of interest on the above notes since June 4, 1997.


NOTE 7 - FUTURE MINIMUM LEASE PAYMENTS:

     There are no future minimum lease payments (see Note 3). The Company vacated its premises in August of 1998.


NOTE 8 - NOTES PAYABLE:

     On August 18, 1997, the Bankruptcy Court entered a final order authorizing the Company to obtain debtor-in-possession financing in an amount of up to $600,000 from a group of lenders (the "DIP Lenders"). Pursuant to such arrangement, the Company was authorized to

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

     grant and has granted to the DIP Lenders a first priority lien in certain of the Company's patents and laboratory equipment and was authorized to issue 300,000 shares of its Common Stock in the aggregate to the DIP Lenders. The DIP Lenders loaned $600,000 to the Company pursuant to the financing arrangement, and the Company issued 300,000 shares of Common Stock to the DIP Lenders. The loans from the DIP Lenders bear interest at the rate of 20% per annum. Interest for a one-year period (one-half of which will be refunded to the extent not earned) and a 5% origination fee have been paid from proceeds.

     The loans from both the Interim Lenders and the DIP Lenders were repaid in January 1998. The weighted average interest rate for total notes payable as of June 30, 1998 was 13%.


NOTE 9 - CAPITAL STRUCTURE, COMMON STOCK, OPTIONS AND WARRANTS:

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

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

     Transactions in fiscal year 1999 and 1998 for stock options under the 1990 Plan, as amended, are as follows:

     Options outstanding July 1, 1997                                             921,750
     Granted                                                                      270,000
     Exercised                                                                         --
     Canceled                                                                          --
     Options outstanding at June 30, 1998 and June 30, 1999                     1,191,750

     Option price range at June 30, 1998                                    $0.9375 - 12.25
     Options exercisable at June 30, 1998 and June 30, 1999                     1,151,750

     On March 17, 1996 and 1997, the President, Vice President and outside Directors of the Board were granted options to purchase 25,000, 15,000 and 10,000 shares of the Company's common stock, respectively on an annual basis. These grants would vest 50% immediately and 50% on the anniversary date of the issuance. Additionally, the President was granted 250,000 options, which vest in stages on completion of certain specified targets. None of these options are currently exercisable. The grants would be effective on the third Friday of March, and the option price will be equal to the quoted market price as listed on NASDAQ, for each grant.

     Warrants -

     The following warrants were outstanding and exercisable to purchase the Company's stock at June 30, 1998:

     Aggregate Number
     of Shares Subject              Price
     to Warrant                     Per Share        Expiration Date
     -----------------              ---------        ---------------
     156,763                        $4.28            April 12, 1999
      10,000                        $6.00            October 27, 2000
     767,133                        $1.50            December 31, 2001

     Treasury Stock was acquired in fiscal year 1993 in satisfaction of the then outstanding Notes Receivable.

     Private Placement Offerings:

     The Company has conducted private placement offerings to accredited investors. The shareholders that purchased the above shares under private placements have been granted registration rights or piggyback registration rights by the Company. Warrants and common stock issuable upon exercise by certain holders have not been registered or qualified for sale under the Securities Act of 1933, as amended or any state securities law. There were no private placement offerings in fiscal year 1998 or 1999.

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 10- CONTINGENCIES:

     Refer to Note 3 for information with respect to the Company's Bankruptcy Proceeding. The Company's sale of assets free and clear of liens was approved by the Bankruptcy Court and entered in December 1999. All that remains prior to entry of a final decree in the Company's Chapter 11 Bankruptcy Case is disposition and collection of various preference actions brought by the Company in U.S. Bankruptcy Court. None of the preference actions are believed to involve counterclaims or other exposure to the Company.


NOTE 11 - DEPARTURE FROM GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

     In October 1995, the FASB issued SFAS No. 123. "Accounting for Stock-Based Compensation." SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair market value of a stock-based compensation arrangement over the periods in which service is rendered.

     Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures, which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted.

     As a result of the Chapter 11 bankruptcy (see Note 3), the Company was unable to engage a professional firm to complete the required SFAS No. 123 calculation.


NOTE 12 - OTHER MATTERS:

     The Company is required to file certain periodic reports with the Securities and Exchange Commission (the "SEC"). These include, but are not limited to, quarterly and annual financial reports as prescribed by the SEC. Reports subsequent to the filing of the third quarter report for fiscal 1998 (as of March 31, 1998) have not been filed on a timely basis, and the Company is not current in its reporting. The Company's ability to make timely filings of the required reports has been impacted by the Bankruptcy Proceeding. Following the Order of the Bankruptcy Court and the transfer of the corporate entity, it is the Company's intention to expeditiously file all required reports with the SEC to enable it to become current with its statutory reporting obligations.


NOTE 13 - SUBSEQUENT EVENTS:

     See Note 3 regarding the circumstances with regard to the Company's bankruptcy proceeding. On December 2, 1999, the Bankruptcy Court issued an Order confirming the

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

     Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to the terms of the Order, the Company was authorized to separately transfer the corporate entity and it's assets. The proceeds from these transfers are to be used for the distributions to be made pursuant to the Second Amended Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999. In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests. Following the Confirmation Date, the Company, as a corporate entity, will continue to exist as a reorganized entity.

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,
                                                                      1998
                                                                   (Unaudited)
                            ASSETS

 Cash                                                             $     19,363
 Prepaid Expenses                                                       83,114
                                                                  ------------
                         Current Assets                                102,477
                                                                  ------------
 Equipment                                                             339,931
 Furniture and Fixtures                                                108,832
 Leasehold Improvements                                                 16,646
 Accumulated Depreciation                                             (465,409)
                                                                  ------------
                         Property, Net                                       0
                                                                  ------------
                                                                  $    102,477
                                                                  ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Pre-Petition Liabilities                                         $  3,603,078
 Liabilities Not Subject To Compromise
                                                                  ------------
                          Liabilities                                3,603,078
                                                                  ------------
 Common Stock, $.01 Par Value, 20,000,000 Shares
  Authorized, 15,383,468 Shares Issued                                 151,836
 Paid In Capital                                                    16,907,285
 Treasury Stock                                                        (25,000)
 Deficit Accumulated During The Development Stage                  (20,534,722)
                                                                  ------------
             Total Stockholders' Equity (Deficit)                   (3,500,601)
                                                                  ------------
                                                                  $    102,477
                                                                  ============

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months       Three Months
                                                 Ended              Ended
                                             September 30,      September 30,
                                                 1998               1997

  Labor and Fringe Benefits                 $    132,621        $    139,329
  Depreciation and Amortization                                      334,796
  SO2 Costs                                                          458,767
  Rent                                             9,548              38,405
  Supplies and Equipment                           4,633               6,044
  Loss on Impairment of Asset                      1,228             478,094
  Other General and Administrative                28,648              65,121
                                            ------------        ------------
                                                 176,679           1,520,556
                                            ------------        ------------
  Reimbursement of Project Costs                                      17,203
  SO2 Processing Revenue                                             948,310
  Interest Income                                    565               8,590
                                            ------------        ------------
                                                     565             974,103
                                            ------------        ------------
  NET LOSS                                  $   (176,114)       $   (546,453)
                                            ============        ============
  LOSS PER COMMON SHARE                     $      (0.01)       $      (0.43)
                                            ============        ============
  AVERAGE NUMBER OF SHARES OUTSTANDING        15,383,468          12,683,094
                                            ============        ============

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three Months       Three Months
                                                               Ended              Ended
                                                            September 30,      September 30,
                                                                1998               1997

Cash Flows From Operating Activities:
  Net Loss                                                  $  (176,114)       $  (546,452)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
    Depreciation and Amortization                                                  334,796
    Loss on Impairment of Property and Equipment                                   478,094
    Issuance of Common Stock for Compensation & Other                               29,167
    Accounts Receivable                                                             (1,451)
    Prepaid and Other Current Assets                                               252,803
    Liabilities Subject To Compromise                                             (500,000)
    Liabilities Not Subject To Compromise                      (225,863)           (50,769)
                                                            -----------        -----------
  Net Cash Used In Operating Activities                        (401,977)            (3,812)
                                                            -----------        -----------
Cash Flows From Investing Activities:
  Acquisition Deposit for Property And Equipment                                  (478,094)
  Proceeds From Sale of Certificate of Deposit                                   1,000,000
                                                            -----------        -----------
                                                                     --            521,906
                                                            -----------        -----------
Cash Flows From Financing Activities:
  Payment of Line of Credit                                                     (1,000,000)
  Proceeds From Debtor In Possession Financing                                     554,166
                                                            -----------        -----------
                                                                   --             (445,834)
                                                            -----------        -----------
Net Decrease in Cash                                           (401,977)            72,260
Cash at Beginning of Period                                     421,340             47,470
                                                            -----------        -----------
Cash at End of Period                                       $    19,363        $   119,730
                                                            ===========        ===========
Cash Payments For Interest                                  $        --        $        --
                                                            ===========        ===========
Cash Payments For Taxes                                     $        --        $        --
                                                            ===========        ===========

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                               SEPTEMBER 30, 1998
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, consolidated financial statements for the three month periods ended September 30, 1998 have been prepared in accordance with the SEC's instructions for unaudited financial statements which are filed under the cover of a Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

     The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 1999.

2. CESSATION OF DEVELOPMENT STAGE

     At the end of the first quarter ended September 30, 1998, the Company ceased operations, closed and vacated its offices, and was no longer able to effect transactions crucial to a successful implementation of its plan for reorganization under a pending bankruptcy proceeding.

     In light of the Company's amended plan of reorganization which ultimately resulted in liquidation of the Company (see Note 3), the Company has discontinued the application of accounting and reporting applicable to development stage enterprises.

3. SUBSEQUENT EVENTS

     Pursuant to the Company's filing of a second amended plan of reorganization, on December 2, 1999, the Bankruptcy Court issued an Order confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Under the terms of the Order, the Company was authorized to separately transfer the corporate entity and its assets. The proceeds from these transfers are to be used for the distributions to be made pursuant to the Second Amended Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999.

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was also approved.

     In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                                 1998
                                                              (Unaudited)
                                        ASSETS

          Cash                                               $     24,427
          Prepaid Expenses                                         83,114
                                                             ------------
                                   Current Assets                 107,541
                                                             ------------
          Equipment                                               339,931
          Furniture and Fixtures                                  108,832
          Leasehold Improvements                                   16,646
          Accumulated Depreciation                               (465,409)
                                                             ------------
                                   Property Net                        --
                                                             ------------

                                                             $    107,541
                                                             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Pre-Petition Liabilities                           $  3,603,078
          Liabilities Not Subject To Compromise
                                                             ------------
                                   Liabilities                  3,603,078
                                                             ------------
          Common  Stock, $.01 Par Value, 20,000,000 Shares
            Authorized, 15,383,468 Shares Issued                  151,836
          Paid In Capital                                      16,907,285
          Treasury Stock                                          (25,000)
          Retained Deficit                                    (20,529,658)
                                                             ------------
                    Total Stockholders' Equity (Deficit)       (3,495,537)
                                                             ------------

                                                             $    107,541
                                                             ============


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three Months    Three Months    Six Months      Six Months
                                       Ended December  Ended December Ended December  Ended December
                                          30, 1998        30, 1997       31, 1998        31, 1997
 Labor and Fringe Benefits                        --         159,719        132,623         299,048
 Depreciation and Amortization                               335,201                        669,997
 SO2 Costs                                                        --                        458,768
 Rent                                             --          38,434          9,548          76,839
 Supplies and Equipment                           --           4,563          4,633          10,607
 Loss on Impairment of Asset                      --                          1,228         478,094
 Professional Fees                                           511,932          1,071         511,932
 Other General and Administrative             (4,945)         62,908         22,633         128,029
 Income Tax Expense                                           23,207                         23,207
                                        ------------    ------------   ------------    ------------
                                              (4,945)      1,135,964        171,737       2,656,521
                                        ------------    ------------   ------------    ------------

 Reimbursement of Project Costs                               12,773                         29,976
 SO2 Processing Revenue                                      868,560                      1,816,870
 Gain on Sale of Plant                                       771,534                        771,534
 Interest Income                                 119                            685           8,590
                                        ------------    ------------   ------------    ------------
                                                 119       1,652,867            685       2,626,970
                                        ------------    ------------   ------------    ------------

 NET LOSS                               $      5,064    $    516,903   $   (171,052)   $    (29,551)
                                        ============    ============   ============    ============

 LOSS PER COMMON SHARE                  $       0.00    $       0.04   $      (0.01)   $      (0.00)
                                        ============    ============   ============    ============

 AVERAGE NUMBER OF SHARES OUTSTANDING     15,383,468      12,640,155     15,383,468      13,136,726
                                        ============    ============   ============    ============


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                              December 31,    December 31,
                                                                  1998            1997
      Cash Flows From Operating Activities:
        Net Loss                                              $   (171,052)   $    (29,551)
        Adjustments to reconcile net loss to net cash used
          by operating activities:
          Depreciation and Amortization                                            669,997
          Gain on Sale of Assets                                                  (771,534)
          Loss on Impairment of Property and Equipment                             478,094
          Issuance of Common Stock for Compensation & Other                         29,057
          Accounts Receivable                                                       51,614
          Prepaid and Other Current Assets                                        (250,351)
          Minority Interest                                                         24,300
          Liabilities Subject To Compromise                                     (2,336,843)
          Liabilities Not Subject To Compromise                   (225,861)     (5,560,500)
                                                              ------------    ------------
        Net Cash Used In Operating Activities                     (396,913)     (7,695,717)
                                                              ------------    ------------

      Cash Flows From Investing Activities:
        Subsidiary Acquisition of Treasury Stock                                   (60,083)
        Acquisition Deposit for Property And Equipment
        Proceeds From Sale of Certificate of Deposit                             1,000,000
        Proceeds From Sale of Property And Equipment                            11,000,000
                                                              ------------    ------------
                                                                        --      11,939,917
                                                              ------------    ------------


      Cash Flows From Financing Activities:
        Payment of Line of Credit                                               (1,000,000)
        Payment of Loans                                                        (1,874,000)
        Proceeds From Debtor In Possession Financing                               656,666
        Payment of Debtor In Possession Financing                                   -90000
                                                              ------------    ------------
                                                                        --      (2,307,334)
                                                              ------------    ------------

      Net Decrease in Cash                                        (396,913)      1,936,866
      Cash at Beginning of Period                                  421,340          47,470
                                                              ------------    ------------
      Cash at End of Period                                   $     24,427    $  1,984,336
                                                              ============    ============
      Cash Payments For Interest                              $         --    $        900
                                                              ============    ============
      Cash Payments For Taxes                                 $         --    $         --
                                                              ============    ============



            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                                DECEMBER 31, 1998
                           NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended December 31, 1998 have been prepared in accordance with the SEC's instructions for unaudited financial statements which are filed under the cover of a Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

     The results of operations for the three months and six months ended December 31, 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 1999.

2. CESSATION OF DEVELOPMENT STAGE

     At the end of the first quarter ended September 30, 1998, the Company ceased operations, closed and vacated its offices, and was no longer able to effect transactions crucial to a successful implementation of its plan for reorganization under a pending bankruptcy proceeding.

     In light of the Company's amended plan of reorganization which ultimately resulted in liquidation of the Company (see Note 3), the Company has discontinued the application of accounting and reporting applicable to development stage enterprises.

3. SUBSEQUENT EVENTS

     Pursuant to the Company's filing of a second amended plan of reorganization, on December 2, 1999, the Bankruptcy Court issued an Order confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Under the terms of the Order, the Company was authorized to separately transfer the corporate entity and its assets. The proceeds from these transfers are to be used for the distributions to be made pursuant to the Second Amended Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999.

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was also approved.

     In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,
                                                                 1999
                                                              (Unaudited)
                                     ASSETS

Cash                                                          $     24,558
Prepaid Expenses                                                    83,114
                                                              ------------
                          Current Assets                           107,672
                                                              ------------
Equipment                                                          339,931
Furniture and Fixtures                                             108,832
Leasehold Improvements                                              16,646
Accumulated Depreciation                                          (465,409)
                                                              ------------
                          Property, Net                                 --
                                                              ------------

                                                              $    107,672
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Pre-Petition Liabilities                                      $  3,603,078
Liabilities Not Subject To Compromise
                                                              ------------
                           Liabilities                           3,603,078
                                                              ------------

Common Stock, $.01 Par Value, 20,000,000 Shares Authorized,
  15,383,468 Shares Issued                                         151,836
Paid In Capital                                                 16,907,285
Treasury Stock                                                     (25,000)
Retained Deficit                                               (20,529,526)
                                                              ------------
              Total Stockholders' Equity (Deficit)              (3,495,405)
                                                              ------------
                                                              $    107,672
                                                              ============


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three Months   Three Months    Nine Months     Nine Months
                                           Ended          Ended           Ended           Ended
                                          March 31,      March 31,       March 31,       March 31,
                                            1999           1998            1999            1998
 Labor and Benefits                               --        230,580         132,621         529,628
 Depreciation and Amortization                    --         43,790              --         713,787
 Professional Fees                                          177,211           1,071         689,143
 SO2 Processing Costs                                                                       458,768
 Supplies and Equipment                           --          7,695           4,633          18,302
 Loss on Impairment of Asset                      --                          1,228         478,094
 Rent                                             --         35,203           9,548         112,042
 Other General and Administrative                 --        252,123          22,633         390,152
 Income Tax Expense                                                                          23,207
                                        ------------   ------------    ------------    ------------
                                                  --        746,602         171,735       3,413,123
                                        ------------   ------------    ------------    ------------

Reimbursement of Project Costs                                                               29,976
SO2 Processing Revenue                                                                    1,816,870
 Gain on Sale of Plant                                                                      771,534
 Gain on Early Extinguishment of Debt                        43,639                          43,639
 Interest Income                                 131                            814           8,590
                                        ------------   ------------    ------------    ------------
                                                 131         43,639             815       2,670,609
                                        ------------   ------------    ------------    ------------

NET LOSS                                $        131   $   (702,963)   $   (170,921)   $   (742,514)
                                        ============   ============    ============    ============

LOSS PER COMMON SHARE                   $       0.00   $      (0.05)   $      (0.01)   $      (0.05)
                                        ============   ============    ============    ============

AVERAGE NUMBER OF SHARES OUTSTANDING      15,383,468     13,859,110      15,383,468      14,595,594
                                        ============   ============    ============    ============


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months     Nine Months
                                                                 Ended           Ended
                                                             March 31, 1998  March 31, 1997
      Cash Flows From Operating Activities:
        Net Loss                                              $   (170,921)   $   (742,514)
        Adjustments to reconcile net loss to net cash used
          by operating activities:
          Depreciation and Amortization                                            718,512
          Gain on Sale of Assets                                                  (771,534)
          Gain on Early Extinguishment of Debt                                     (43,639)
          Loss on Impairment of Property and Equipment                             478,094
          Issuance of Common Stock for Compensation & Other                         29,057
          Accounts Receivable                                                       65,760
          Prepaid and Other Current Assets                                        (137,958)
          Minority Interest                                                         24,300
          Liabilities Subject To Compromise                                     (2,086,843)
          Liabilities Not Subject To Compromise                   (225,861)     (5,841,393)
                                                              ------------    ------------
        Net Cash Used In Operating Activities                     (396,782)     (8,308,158)
                                                              ------------    ------------

      Cash Flows From Investing Activities:
        Subsidiary Acquisition of Treasury Stock                                   (60,083)
        Acquisition Deposit for Property And Equipment
        Proceeds From Sale of Certificate of Deposit                             1,000,000
        Proceeds From Sale of Property And Equipment                            11,000,000
                                                              ------------    ------------
                                                                        --      11,939,917
                                                              ------------    ------------

      Cash Flows From Financing Activities:
        Payment of Line of Credit                                               (1,000,000)
        Proceeds From Issuance Of Common Stock                                       4,000
        Payment of Loans                                                        (1,874,000)
        Proceeds From Debtor In Possession Financing                               656,666
        Payment of Debtor In Possession Financing                                 (697,000)
                                                              ------------    ------------
                                                                        --      (2,910,334)
                                                              ------------    ------------

      Net Decrease in Cash                                        (396,782)        721,425
      Cash at Beginning of Period                                  421,340          47,470
                                                              ------------    ------------
      Cash at End of Period                                   $     24,558    $    768,895
                                                              ============    ============

      Cash Payments For Interest                              $         --    $    106,039
                                                              ============    ============

      Cash Payments For Taxes                                 $         --    $         --
                                                              ============    ============

      Issuance Of Common Stock In Exchange For Warrants                 --    $      4,000
                                                              ============    ============

           See Notes to Unaudited Consolidated Financial Statements.

                                NOXSO CORPORATION
                                  MARCH 31, 1999
                           NOTES TO UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited, condensed, consolidated financial statements for the three and nine month periods ended March 31, 1999 have been prepared in accordance with the SEC's instructions for unaudited financial statements which are filed under the cover of a Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

         Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

         The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 1999.

2.       CESSATION OF DEVELOPMENT STAGE

         At the end of the quarter ended September 30, 1998, the Company ceased operations, closed and vacated its offices, and was no longer able to effect transactions crucial to a successful implementation of its plan for reorganization under a pending bankruptcy proceeding.

         In light of the Company's amended plan of reorganization which ultimately resulted in liquidation of the Company (see Note 3), the Company has discontinued the application of accounting and reporting applicable to development stage enterprises.

3.       SUBSEQUENT EVENTS

         Pursuant to the Company's filing of a second amended plan of reorganization, on December 2, 1999, the Bankruptcy Court issued an Order confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Under the terms of the Order, the Company was authorized to separately transfer the corporate entity and its assets. The proceeds from these transfers are to be used for the distributions to be made pursuant to the Second Amended Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999.

         The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was also approved.

         In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
    2             Debtor's Second Plan of Reorganization with Modifications Through
                  December 2, 1999, Order of Judge R. Thomas Stinnett dated December 9,
                  1999 and Order Approving Disclosure Statement and Confirming Second
                  Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code
                  (3)

    3(i)          Articles of Incorporation, as amended (1)

    3(ii)         Amended and Restated Bylaws (1)

    11            Statement re computation of per share earnings (2)

    27            Financial Data Schedule

----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.

(2)      See Part I - Financial Statements.

(3) Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated May 23, 2000.