Form 10QSB
period 1999-09-30
NOXSO CORP
filed 2000-08-10
CIK 314307

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1999

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                        Commission file number 000-17454

                                NOXSO CORPORATION
        (Exact name of small business issuer as specified in its charter)

           VIRGINIA                                               54-1118334
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                    19 MAPLE LANE, RHINEBECK, NEW YORK 12572
                    (Address of principal executive offices)

                                 (914) 266-4858
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     1,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF JUNE 30, 2000

 Transitional Small Business Disclosure Format (check one); Yes     No  X
                                                                ---    ---

Exhibit index on page 10                                      Page 1 of 13 pages

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,
                                                                                    1999           June 30, 1999
                                                                                 (Unaudited)
 Cash                                                                           $     23,853        $     23,738
 Prepaid Expenses                                                                     83,115              83,115
                                                                                ------------        ------------
                             Current Assets                                          106,968             106,853
                                                                                ------------        ------------
 Equipment                                                                           339,931             339,931
 Furniture and Fixtures                                                              108,832             108,832
 Leasehold Improvements                                                               16,646              16,646
 Accumulated Depreciation                                                           (465,409)           (465,409)
                                                                                ------------        ------------
                              Property, Net                                               --                  --
                                                                                ------------        ------------
 Total Assets                                                                   $    106,968        $    106,853
                                                                                ============        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Pre-Petition Liabilities                                                       $  3,603,078        $  3,603,078
                                                                                ------------        ------------
                               Liabilities                                         3,603,078           3,603,078
                                                                                ------------        ------------
 Common Stock, $.01 Par Value, 20,000,000 Shares Authorized,
   15,383,468 Shares Issued                                                          151,836             151,836
 Paid In Capital                                                                  16,907,285          16,907,285
 Treasury Stock                                                                      (25,000)            (25,000)
 Retained Deficit                                                                (20,530,231)        (20,530,346)
                                                                                ------------        ------------
 Total Stockholders' Equity (Deficit)                                             (3,496,110)         (3,496,225)
                                                                                ------------        ------------
 Total Liabilities and Shareholders' Equity                                     $    106,968        $    106,853
                                                                                ============        ============

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months       Three Months
                                               Ended              Ended
                                            September 30,      September 30,
                                                1999               1998
Labor and Fringe Benefits                                      $    132,621
Supplies and Equipment                                                4,633
Loss on Impairment of Asset                                           1,228
Rent                                                                  9,548
Corporate Expenses                          $         28             28,648
                                            ------------       ------------
                                                      28            176,678
                                            ------------       ------------
Interest Income                                      143                565
                                            ------------       ------------
                                                     143                565
                                            ------------       ------------
NET LOSS                                    $        115       $   (176,113)
                                            ============       ============
LOSS PER COMMON SHARE                       $       0.00       $      (0.01)
                                            ============       ============
AVERAGE NUMBER OF SHARES OUTSTANDING          15,383,468         15,383,468
                                            ============       ============

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months       Three Months
                                                             Ended              Ended
                                                          September 30,      September 30,
                                                              1999               1998
Cash Flows From Operating Activities:
  Net Income / (Loss)                                       $     115          $(176,114)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
     Liabilities Subject To Compromise                                          (225,863)
     Liabilities Not Subject To Compromise
                                                            ---------          ---------
                                                                  115           (401,977)
                                                            =========          =========
Cash Flows From Investing Activities:                              --                 --
                                                            =========          =========
Cash Flows From Financing Activities:                              --                 --
                                                            ---------          ---------
Net Decrease in Cash                                              115           (401,977)
Cash at Beginning of Period                                    23,738            421,340
                                                            =========          =========
Cash at End of Period                                       $  23,853          $  19,363
                                                            =========          =========

Cash Payments For Interest                                  $      --          $      --
                                                            =========          =========

Cash Payments For Taxes                                     $      --          $      --
                                                            =========          =========

            See Notes To Unaudited Consolidated Financial Statements

                               NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 1999
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, consolidated financial statements for the three month periods ended September 30, 1999 and 1998 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

     The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 2000.

2. SUBSEQUENT EVENTS

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

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s. free and clear of liens was also approved.

     In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

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

On February 6, 1997, Olin Corporation ("Olin"), FRU-CON Construction Company ("FRU-CON") and Industrial Rubber & Safety Products, Inc. ("Industrial Rubber") filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97- 19709). The Company operated as a debtor-in-possession in the bankruptcy proceeding, until the corporate entity was sold to an investor group on May 23, 2000.

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

The DIP Lenders loaned $600,000 to the Company pursuant to the financing arrangement, and the Company issued 300,000 shares of common stock to the DIP Lenders. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (a portion of which will be refunded to the extent not earned) and a 5% origination fee have been paid from the proceeds.

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

The Plan provided for conveyance of the corporate entity to an investor group including Mr. Robert Long, an officer, director and shareholder of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s. free and clear of liens was approved.

In connection with such distributions, equity interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non-vested warrants, options, preemptive rights or other rights, were cancelled on the consummation date.

The Company, as a corporate entity, continues to exist as a reorganized entity.

Pursuant to the Plan, on May 23, 2000, all outstanding shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of June 5, 2000, the Company had a total of 93 shareholders of record.

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

PLAN OF OPERATION

The Company currently has no capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of the date to this report, none of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not Applicable.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   EXHIBITS

               REGULATION S-B                                                     CONSECUTIVE
                   NUMBER                  EXHIBIT                                PAGE NUMBER
                     2            Debtor's Second Plan of Reorganization with
                                  Modifications Through December 2, 1999,
                                  Order of Judge R. Thomas Stinnett dated
                                  December 9, 1999 and Order Approving
                                  Disclosure Statement and Confirming Second
                                  Amended Plan of Reorganization Under Chapter
                                  11 of the Bankruptcy Code(3)                        N/A
                     3(i)         Articles of Incorporation, as amended(1)            N/A
                     3(ii)        Amended and Restated Bylaws(1)                      N/A
                    11            Statement re computation of per share earnings(2)   N/A
                    27            Financial Data Schedule                              12

--------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.
(2)  See Part I - Financial Statements.
(3) Incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated May 23, 2000.

        b)   REPORTS ON FORM 8-K:

             None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOXSO CORPORATION
                                        (Registrant)

Date: August 10, 2000                   By: /s/ James Platek
     ---------------------                 -----------------------------------
                                           James Platek, Director, Treasurer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer

                                 EXHIBIT INDEX

               REGULATION S-B                                                     CONSECUTIVE
                   NUMBER                  EXHIBIT                                PAGE NUMBER
                     2            Debtor's Second Plan of Reorganization with
                                  Modifications Through December 2, 1999,
                                  Order of Judge R. Thomas Stinnett dated
                                  December 9, 1999 and Order Approving
                                  Disclosure Statement and Confirming Second
                                  Amended Plan of Reorganization Under Chapter
                                  11 of the Bankruptcy Code(3)                        N/A
                     3(i)         Articles of Incorporation, as amended(1)            N/A
                     3(ii)        Amended and Restated Bylaws(1)                      N/A
                    11            Statement re computation of per share earnings(2)   N/A
                    27            Financial Data Schedule                             N/A

--------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.
(2)  See Part I - Financial Statements.
(3) Incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated May 23, 2000.