Form 10QSB
period 1999-12-31
NOXSO CORP
filed 2000-08-10
CIK 314307

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 1999

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        ---------------------    ---------------

                        Commission file number 000-17454

                                NOXSO CORPORATION
        (Exact name of small business issuer as specified in its charter)

           VIRGINIA                                            54-1118334
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     1,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF JUNE 30, 2000

 Transitional Small Business Disclosure Format (check one); Yes       No    X
                                                               ------    -------

Exhibit index on page 10                                      Page 1 of 13 pages

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,    June 30, 1999
                                                              1999
                                                           (Unaudited)
         Cash                                              $    231,722    $     23,738
         Prepaid Expenses                                        83,115          83,115
                                                           ------------    ------------
                                Current Assets                  314,836         106,853
                                                           ------------    ------------
         Equipment                                              339,931         339,931
         Furniture and Fixtures                                 108,832         108,832
         Leasehold Improvements                                  16,646          16,646
         Accumulated Depreciation                              (465,409)       (465,409)
                                                           ------------    ------------
                                 Property, Net                       --              --
                                                           ------------    ------------

         Total Assets                                      $    314,836    $    106,853
                                                           ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Pre-Petition Liabilities                          $  3,603,078    $  3,603,078
         Liabilities Not Subject To Compromise                  265,000              --
                                                           ------------    ------------
                                  Liabilities                 3,868,078       3,603,078
                                                           ------------    ------------
         Common Stock, $.01 Par Value, 20,000,000 Shares
           Authorized, 15,383,468 Shares Issued                 151,836         151,836
         Paid In Capital                                     16,907,285      16,907,285
         Treasury Stock                                         (25,000)        (25,000)
         Retained Deficit                                   (20,587,362)    (20,530,346)
                                                           ------------    ------------
         Total Stockholders' Equity (Deficit)                (3,553,241)     (3,496,225)
                                                           ------------    ------------

         Total Liabilities and Shareholders' Equity        $    314,836    $    106,853
                                                           ============    ============


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months    Three Months     Six Months      Six Months
                                               Ended December  Ended December  Ended December  Ended December
                                                  31, 1999        31, 1998        31, 1999        31, 1998
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
         Labor and Fringe Benefits                                                              $    132,623
         Supplies and Equipment                                                                        4,633
         Loss on Impairment of Asset                                                                   1,228
         Legal                                  $     57,199                    $     57,199
         Rent                                                                                          9,548
         Corporate Expenses                               28    $     (4,945)             56          23,704
                                                ------------    ------------    ------------    ------------
                                                      57,227          (4,945)         57,255         171,736
                                                ------------    ------------    ------------    ------------

         Interest Income                                  95             565             238             685
                                                ------------    ------------    ------------    ------------
                                                          95             565             238             685
                                                ------------    ------------    ------------    ------------

         NET LOSS                               $    (57,131)   $      5,510    $    (57,016)   $   (171,051)
                                                ============    ============    ============    ============

         LOSS PER COMMON SHARE                  $      (0.00)   $       0.00    $      (0.00)   $      (0.01)
                                                ============    ============    ============    ============

         AVERAGE NUMBER OF SHARES OUTSTANDING     15,383,468      15,383,468      15,383,468      15,383,468
                                                ============    ============    ============    ============


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months   Six Months
                                                                                 Ended        Ended
                                                                              December 31, December 31,
                                                                                 1999         1998
                                                                              (Unaudited)  (Unaudited)
 Cash Flows From Operating Activities:
 Net Loss                                                                      $ (57,016)   $(171,051)
 Adjustments to reconcile net loss to net cash used by operating activities:
 Prepaid and Other Current Assets                                                            (225,863)
                                                                               ---------    ---------
                                                                                 (57,016)    (396,914)
                                                                               =========    =========
 Cash Flows From Investing Activities:                                                --           --
                                                                               ---------    ---------
 Cash Flows From Financing Activities:
 Receipt of Funds in Contemplation of Sale of Net Assets                         215,000
 Receipt of Funds in Contemplation of Recapitalizing the Company                  50,000
                                                                               ---------    ---------
                                                                                 265,000           --
                                                                               ---------    ---------

 Net Decrease in Cash                                                            207,984     (396,914)
 Cash at Beginning of Period                                                      23,738      421,340
                                                                               =========    =========
 Cash at End of Period                                                         $ 231,722    $  24,426
                                                                               =========    =========

 Cash Payments For Interest                                                    $       -    $       -
                                                                               =========    =========

 Cash Payments For Taxes                                                       $       -    $       -
                                                                               =========    =========



            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 1999
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended December 31, 1999 and 1998 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

     The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 2000.

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

     In the second quarter, $50,000 was received by the Bankruptcy Trustee in connection with the contemplated recapitalization of the Company resulting from the conveyance of the corporate entity and an additional $215,000 was received by the Bankruptcy Trustee in connection with the contemplated sale of assets.

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

            Not Applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
                       A)      EXHIBITS

              REGULATION S-B                                                           CONSECUTIVE
                   NUMBER                        EXHIBIT                               PAGE NUMBER
                      2        Debtor's Second Plan of Reorganization with
                               Modifications Through December 2, 1999, Order
                               of Judge R. Thomas Stinnett dated December 9,
                               1999 and Order Approving Disclosure Statement
                               and Confirming Second Amended Plan of
                               Reorganization Under Chapter 11 of the Bankruptcy
                               Code (3)                                                      N/A
                     3(i)      Articles of Incorporation, as amended (1)                     N/A
                     3(ii)     Amended and Restated Bylaws (1)                               N/A
                     11        Statement re computation of per share earnings (2)            N/A
                     27        Financial Data Schedule                                        12

--------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file
         No. 33-26541.
(2)      See Part I - Financial Statements.
(3) Incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated May 23, 2000.

         B)       REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOXSO CORPORATION
                                          (Registrant)


Date: August 10, 2000                     By: /s/ James Platek
     ------------------                      -----------------------------------
                                          James Platek, Director, Treasurer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer

                                 EXHIBIT INDEX

              REGULATION S-B                                                           CONSECUTIVE
                   NUMBER                        EXHIBIT                               PAGE NUMBER
                      2        Debtor's Second Plan of Reorganization with
                               Modifications Through December 2, 1999, Order
                               of Judge R. Thomas Stinnett dated December 9,
                               1999 and Order Approving Disclosure Statement
                               and Confirming Second Amended Plan of
                               Reorganization Under Chapter 11 of the Bankruptcy
                               Code (3)                                                      N/A
                     3(i)      Articles of Incorporation, as amended (1)                     N/A
                     3(ii)     Amended and Restated Bylaws (1)                               N/A
                     11        Statement re computation of per share earnings (2)            N/A
                     27        Financial Data Schedule                                       N/A

--------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file
         No. 33-26541.
(2)      See Part I - Financial Statements.
(3) Incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated May 23, 2000.