Form 10QSB
period 2000-03-31
NOXSO CORP
filed 2000-08-11
CIK 314307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2000

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ___________

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

  Transitional Small Business Disclosure Format (check one);  Yes____  No __X__

Exhibit index on page 11                                     Page 1 of 14 pages

                                                      NOXSO Corporation
                                                 CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                               2000
                                                                           (Unaudited)         June 30, 1999

 Cash                                                                            $ 49,629           $ 23,738
 Prepaid Expenses                                                                  62,447             83,115
                                                                           ----------------------------------
 Current Assets                                                                   112,075            106,853
                                                                           ----------------------------------

 Equipment                                                                        339,931            339,931
 Furniture and Fixtures                                                           108,832            108,832
 Leasehold Improvements                                                            16,646             16,646
 Accumulated Depreciation                                                        (465,409)          (465,409)
                                                                           ----------------------------------
 Net Fixed Assets                                                                       -                  -
                                                                           ----------------------------------

 Total Assets                                                                   $ 112,075          $ 106,853
                                                                           ==================================


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Pre-Petition Liabilities                                                     $ 3,607,265        $ 3,603,078
 Liabilities Not Subject To Compromise                                            265,000                  -
                                                                           ----------------------------------
                                                                                3,872,265          3,603,078
                                                                           ----------------------------------

 Common Stock, $.01 Par Value, 20,000,000 Shares                                  151,836            151,836
 Authorized, 15,383,468 Shares Issued
 Paid In Capital                                                               16,907,285         16,907,285
 Treasury Stock                                                                   (25,000)           (25,000)
 Retained Deficit                                                             (20,817,637)       (20,530,346)
                                                                           ----------------------------------
 Total Stockholders' Equity (Deficit)                                          (3,760,190)        (3,496,225)
                                                                           ----------------------------------

 Total Liabilities and Shareholders' Equity                                     $ 112,075          $ 106,853
                                                                           ==================================


See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Months      Three Months        Nine Months         Nine Months
                                                         Ended March 31,    Ended March 31,    Ended March 31,     Ended March 31,
                                                        2000 (Unaudited)   1999 (Unaudited)   2000 (Unaudited)    1999 (Unaudited)

 Labor and Fringe Benefits                                            -                                     -           $ 132,623
 Travel                                                            $ 97                                  $ 97
 Supplies and Equipment                                               -                                     -               4,633
 Depreciation and Amortization                                        -                                     -
 Loss on Impairment of Asset                                          -                                     -               1,228
 Legal and Accounting                                           306,637                               363,836
 Rent                                                                 -                                     -               9,548
 Corporate Expenses                                               8,439                                 8,495              23,704
                                                       ---------------------------------------------------------------------------
                                                                315,173                  -            372,428             171,736
                                                       ---------------------------------------------------------------------------

 Reimbursement of Project Costs                                       -                                     -
 Interest Income                                                    603                131                842                 816
                                                       ---------------------------------------------------------------------------
                                                                    603                131                842                 816
                                                       ---------------------------------------------------------------------------

 Reimbursement for Amounts Previously Disbursed                 (84,294)                              (84,294)
 Consumnation of Bankruptcy Order                                     -                                     -
                                                       ---------------------------------------------------------------------------
                                                                (84,294)                  -           (84,294)                  -
                                                       ---------------------------------------------------------------------------

 NET LOSS                                                    $ (230,275)              $ 131        $ (287,292)         $ (170,920)
                                                       ===========================================================================

 LOSS PER COMMON SHARE                                          $ (0.01)             $ 0.00           $ (0.02)            $ (0.01)
                                                       ===========================================================================

 AVERAGE NUMBER OF SHARES OUTSTANDING                        15,383,468         15,383,468         15,383,468          15,383,468
                                                       ===========================================================================


See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     Nine Months        Nine Months
                                                                                     Ended March        Ended March
                                                                                      31, 2000            31, 1999
                                                                                     (Unaudited)        (Unaudited)

 Cash Flows From Operating Activities:
 Net Loss                                                                            $ (287,292)        $ (170,920)
 Adjustments to reconcile net loss to net cash used
 by operating activities:
 Depreciation and Amortization
 Prepaid and Other Current Assets                                                        20,668           (225,862)
 Pre-petition Liabilities                                                                 4,188
                                                                                   --------------------------------
                                                                                       (262,436)          (396,782)
                                                                                   --------------------------------

 Cash Flows From Investing Activities:
                                                                                              -                  -
                                                                                   --------------------------------

 Cash Flows From Financing Activities:
 Receipt of Funds in Contemplation of Sale of Net Assets                                215,000
 Receipt of Funds in Contemplation of Recapitalizing the Company                         50,000
                                                                                         23,327
                                                                                   --------------------------------
                                                                                        288,327                  -
                                                                                   --------------------------------

 Net Decrease in Cash                                                                    25,891           (396,782)
 Cash at Beginning of Period                                                             23,738            421,340
                                                                                   --------------------------------
 Cash at End of Period                                                                 $ 49,629           $ 24,558
                                                                                   ================================

 Cash Payments For Interest                                                                  $-                 $-
                                                                                   ================================

Cash Payments For Taxes                                                                      $-                 $-
                                                                                   ================================


See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                          FORM 10-QSB - MARCH 31, 2000
                          NOTES TO UNAUDITED CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, consolidated financial statements for the three and nine month periods ended March 31, 2000 and 1999 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

     The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 2000.

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

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long ("Long Group"), the Secretary of the Company. Simultaneously, the Company's sale of assets to FLS MILJO a/s. free and clear of liens was also approved.

     In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, were cancelled on the Consummation Date, and the Equity Interests received nothing on account of those interests.

     In the second quarter, $50,000 was received by the Bankruptcy Trustee in connection with the contemplated recapitalization of the Company resulting from the conveyance of the corporate entity and an additional $215,000 was received by the Bankruptcy Trustee in connection with the contemplated sale of assets.

     In the third quarter, approximately $81,300 was received by the Bankruptcy Trustee in connection with the recovery of certain payments previously made by the Company deemed to be preferential payments ordered to be returned.

     Subsequent to the close of the third quarter, the Company was advised by counsel that the conveyance of the corporate entity was consummated effective May 23, 2000. Pursuant to the provisions of the second amended plan of reorganization, the Long Group has purchased 90% of the new stock of the reorganized corporate entity, and 10% of the new stock is to be distributed to unsecured creditors. The reorganized corporate entity has an aggregate of 1,000,000 shares of new common stock outstanding and no net assets.

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

On February 6, 1997, Olin Corporation ("Olin"), FRU-CON Construction Company ("FRU- CON") and Industrial Rubber & Safety Products, Inc. ("Industrial Rubber") filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97- 19709). The Company operated as a debtor-in-possession in the bankruptcy proceeding, until the corporate entity was sold to an investor group on May 23, 2000.

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

The DIP Lenders loaned $600,000 to the Company pursuant to the financing arrangement, and the Company issued 300,000 shares of common stock to the DIP Lenders. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (a portion of which was refunded to the extent not earned) and a 5% origination fee have been paid from the proceeds.

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

PLAN OF OPERATION

The Company currently has no capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of the date ot this report, none of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

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

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  A)       EXHIBITS

         REGULATION S-B                                                                     CONSECUTIVE
             NUMBER                        EXHIBIT                                          PAGE NUMBER

                   2       Debtor's Second Plan of Reorganization with
                           Modifications Through December 2, 1999, Order of
                           Judge R. Thomas Stinnett dated December 9, 1999 and
                           Order Approving Disclosure Statement and Confirming
                           Second Amended Plan of Reorganization Under Chapter
                           11 of the Bankruptcy Code (3)                                         N/A
                  3(i)     Articles of Incorporation, as amended (1)                             N/A
                  3(ii)    Amended and Restated Bylaws (1)                                       N/A
                  11       Statement re computation of per share earnings (2)                    N/A
                  27       Financial Data Schedule                                                13

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

                                          NOXSO CORPORATION
                                          (Registrant)

Date:  August 11, 2000                    By: /s/ James Platek
      -----------------                      ---------------------------------
                                          James Platek, Director, Treasurer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer

                                   Exhibit 27

                             Financial Data Schedule