Form 10KSB
period 2000-06-30
NOXSO CORP
filed 2000-11-08
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Issuer's telephone number, including area code: (845)266-4858

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                 $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes     No  X
                                                            ----   ----
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No  X
                                                  ----   ----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

              Issuer's revenues for its most recent fiscal year. $0

        Aggregate market value of the voting stock held by non-affiliates of the registrant
                    as of September 30, 2000: $0 (See Item 5)

   Number of shares outstanding of registrant's common stock, $0.01par value, as of September 30, 2000: 1,000,000 (See Item 11)

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---    ---

Exhibit index on consecutive page 22                        Page 1 of 36 Pages

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

On February 6, 1997, Olin Corporation ("Olin"), FRU-CON Construction Company ("FRU-CON") and Industrial Rubber & Safety Products, Inc. ("Industrial Rubber") filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee (the "Bankruptcy Court"). On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97- 19709). The Company operated as a debtor-in-possession in the bankruptcy proceeding, until the corporate entity was sold to an investor group on May 25, 2000.

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

The DIP Lenders loaned $600,000 to the Company pursuant to the financing arrangement, and the Company issued 300,000 shares of common stock to the DIP Lenders. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (a portion of which was refunded to the extent not earned) and a 5% origination were paid from proceeds.

The Company's initial plan of reorganization included two principal elements. These two elements were the sale of the Tennessee Facility as well as the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process.

In September of 1997, the Company executed an asset purchase agreement for the Tennessee Facility between the Company and Republic Financial Corporation. However, the Company was unable to effect the commercial demonstration of the NOXSO Process. Accordingly, the Company filed a Second Amended Plan of Reorganization (as modified, the "Plan") that resulted in liquidation of the Company's assets.

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

In connection with such distributions, equity interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non-vested warrants, options, preemptive rights or other rights, were cancelled on the consummation date (May 25, 2000).

The Company, as a corporate entity, continues to exist as a reorganized entity.

Pursuant to the Second Amended Plan, on May 25, 2000, all outstanding shares and options of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of September 30, 2000, the Company had a total of 91 shareholders of record.

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

Pursuant to the Company's Second Amended Plan of Reorganization, as of September 30, 2000, the Company has no material net assets. As of June 30, 2000, the Company had total assets of $120,368. The majority of the Company's assets at June 30, 2000 consisted of funds being held in escrow and recoverable preference payments. These assets are being held for the benefit of the Company's creditors and/or for the payment of pre-consummation liabilities. Therefore, although these assets are shown on the Company's balance sheet as of June 30, 2000, the amount of funds that the Company is entitled to is nominal, if any.

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

PLAN OF OPERATION

The Company intends to seek to acquire assets or shares of an entity in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals. As of the date of this report, none of the Company's officers, directors, promoters or affiliates have engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

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

The Company has, and will continue to have, no substantial capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required under the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no substantial capital with which to pay these anticipated expenses, it is anticipated that present management of the Company will advance funds to the Company. However, there are no assurances that management will continue to fund these expenses. If additional funding is necessary, management and/or shareholders will continue to provide capital or arrange for outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management's agreements with the Company contain no negative covenants that would impede or prevent consummation of a proposed transaction. There is no assurance, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required to reconsider its business strategy.

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

As stated previously, the Company will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

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

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business acquisition. The Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

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

CONTROL BY INVESTOR GROUP. The investor group which, consists of Mr. Long, Robert Platek and Spencer Levy, in the aggregate, beneficially own approximately 90% of the shares of the Company's outstanding capital stock. As a result, these stockholders possess the ability, among other things, to elect a majority of the Company's Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, thereby having a material and adverse effect on the value of the Company's stock. In addition, investors may have difficulty obtaining the necessary stockholder vote required for corporate actions contrary to the wishes of the management.

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


ITEM 3.   LEGAL PROCEEDINGS.

GENERAL

On February 6, 1997, Olin, FRU-CON and Industrial Rubber filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Bankruptcy Court and was adjudicated bankrupt and
(ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company operated as a debtor-in-possession in the proceeding, until the corporate entity was sold to an investor group on May 25, 2000.

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

Pursuant to the Plan, on May 25, 2000, all outstanding shares and options to purchase shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity,

Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of September 30, 2000, the Company had a total of 91 shareholders of record.

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

Pursuant to the Company's Second Amended Plan of Reorganization, as of September 30, 2000, the Company had no material net assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described above in "Item 1. Description of Business - Plan of Operation."

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

The Company's common stock traded on the OTC Bulletin Board from June 4, 1997 until May 25, 2000, under the symbol "NOXOQ". Prior to June 4, 1997, it was traded in the Nasdaq Small Cap Market System. The following table sets forth the range of high and low closing bid quotations of the common stock for each fiscal quarter within the two most recent fiscal years and for the interim period ending June 30, 2000:


                                                                               BID OR TRADE PRICES

2000 FISCAL YEAR                                                       HIGH                           LOW

Quarter Ending 09/30/99...................................            $0.060                        $0.036
Quarter Ending 12/31/99...................................            $0.060                        $0.010
Quarter Ending 03/31/00...................................            $0.030                        $0.000
Quarter Ending 06/30/00(1)<F1>............................            $0.025                        $0.004

1999 FISCAL YEAR                                                       HIGH                           LOW

Quarter Ending 09/30/98...................................            $0.270                        $0.010
Quarter Ending 12/31/98...................................            $0.035                        $0.005
Quarter Ending 03/31/99...................................            $0.037                        $0.006
Quarter Ending 06/30/99...................................            $0.460                        $0.020

1998 FISCAL YEAR                                                       HIGH                           LOW

Quarter Ending 09/30/97...................................            $0.625                        $0.125
Quarter Ending 12/31/97...................................            $0.406                        $0.170
Quarter Ending 03/31/98...................................            $0.490                        $0.220
Quarter Ending 06/30/98...................................            $0.350                        $0.190

----------------------

<F1>
(1) Through May 25, 2000, the date on which trading in the shares ceased.

As of June 30, 2000, there were no market makers in the Company's shares. The last reported trade by the OTC Bulletin Board was on May 25, 2000 at $0.010 per share.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of September 30, 2000, there were 91 record holders of the Company's common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On May 25, 2000, all outstanding shares and options of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). The investor group paid an aggregate of $50,000 cash, on a pro-rata basis, under the terms of the Plan, for their shares of common stock. The shares were issued to the investor group pursuant to Section 4(2) of the Securities Act.

Pursuant to the terms of the Plan an additional 100,000 shares of common were issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. The Company issued the shares to the creditors pursuant to Section 3(a)(10) of the Securities Act in accordance with the Plan.

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

On February 6, 1997, Olin, FRU-CON and Industrial Rubber filed an involuntary petition in bankruptcy against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company (i) consented to the jurisdiction of the Court and was adjudicated bankrupt and (ii) converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code (case no. 97-19709). The Company operated as a debtor-in-possession in the bankruptcy proceeding, until the corporate entity was sold to an investor group on May 25, 2000. See "Item 1. Description of Business" and "Item 3. Legal Proceedings."

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

PLAN OF OPERATION

The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of the date of this report, none of the Company's officers, directors, promoters or affiliates has engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

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

LIQUIDITY

The Company used cash for its operating activities during 2000 and 1999 of $294,734 and $419,178, respectively. The Company did not have any cash flows from investing activities during the fiscal years ended June 30, 1999 or June 30, 2000. In addition, the Company did not have any cash flows from financing activities during the fiscal year ended June 30, 1999. The Company's cash flows from financing activities during 2000 were $294,531. Cash flows from financing activities during 2000 consisted of the proceeds from the sale of the Company's assets, the proceeds from the sale of the corporate entity to the investor group, and advances to the Company by Mr. Long.

At June 30, 2000 and 1999, the Company had working capital of $39,216 and $(3,496,225), respectively.

The changes in the Company's working capital deficiency relate to the payment of liabilities as part of the Company's bankruptcy plan. The Company continues to incur liabilities and operating expenses. As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of June 30, 2000, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. These liabilities are to be paid from the proceeds of recoverable preference payments and funds held by attorney in escrow. At June 30, 2000, funds held by attorney in escrow together with recoverable preference payments, net of liabilities not subject to compromise, amounted to $37,256. Expenses yet to be incurred by the Company for legal and administrative work attributable to the pre-consummation phase of the bankruptcy would be paid from this balance. A motion for a final decree in the bankruptcy case is anticipated near the end of calendar 2000. Following a final decree, the escrow balance, if any, may be distributed to the creditors. As such, the Company does not expect to receive any of these funds, and has effectively been transferred to the investor group with no material net assets.

Mr. Long, in connection with the purchase and sale of the corporate entity, engaged auditors and legal counsel prior to the change of control. After the change of control, the auditors and legal counsel engaged by Mr. Long were engaged by the Company. The Company will reimburse Mr. Long for professional fees advanced by Mr. Long on the Company's behalf.

Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. See " Results of Operations" below. The Company presently has no external sources of cash and is dependent upon its management and shareholders for funding.

ASSETS

At June 30, 2000 the Company had total assets of $120,368 compared to total assets of $106,853 at June 30, 1999. At June 30, 1999 and 2000, the majority of the Company's assets consisted of funds held by attorney in escrow. As explained above, since the majority of the Company's assets are reserved for the payment of pre-consummation liabilities, as of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the fiscal years ended June 30, 2000 and 1999, the Company had net losses of $366,356 and $171,739, respectively. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

As described in Note 3 of the Notes to Financial Statements, near the end of fiscal year 2000, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company presently does not have sufficient liquid assets to finance any significant level of operations and without further financial support from shareholders or others, may not be able to meet its obligations as they become due and, accordingly, may not be able to develop any business operations.

The Company's ability to continue operations is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to identify a suitable acquisition target, close such acquisition, obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.


ITEM 7.   FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company are:

       NAME                     AGE             TITLE(S)
       ----                     ---             --------
       Robert Long              41              President since May 2000
                                                Director since November 1988
                                                Secretary from March 1993 to May
                                                2000.

       James Platek             33              Treasurer since May 2000
                                                Director since May 2000

       Spencer Levy             44              Secretary since May 2000
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

ROBERT M. LONG, PRESIDENT AND DIRECTOR. Mr. Long holds a bachelors degree in Economics from the University of the South (Sewanee, Tennessee), and a Masters of Business Administration from The College of William and Mary (Williamsburg, Virginia). Mr. Long has been self-employed as a financial consultant throughout his career, which has included providing financial consulting services to early stage companies. Since 1997, Mr. Long has been the president and sole shareholder of LongView Partners, Inc. Through LongView Partners, Inc. Mr. Long provides clients with financial and investor relations services. From 1983 to 1996, Mr. Long was a self-employed financial consultant, providing investment banking services. Mr. Long has been a director of the Company since November 1988 and served as Secretary from March 1993 until May 25, 2000. Mr. Long was an officer and director of the Company at the time the Company filed bankruptcy. Mr. Long is the Chairman of the Board of Directors of Regent Group, Inc., a public company listed on the OTC-Bulletin Board.

JAMES PLATEK, TREASURER AND DIRECTOR. Mr. Platek holds a bachelors degree in History from Rutgers University. Since 1998, Mr. Platek has been a self-employed financial consultant and private investor. From 1997 to 1998, Mr. Platek was a retail broker for Morgan Stanley Dean Witter, New York, New York. From 1995 to 1998, Mr. Platek was the Director of Marketing for Plymouth Partners, New York, New York. Mr. Platek was responsible for marketing, analysis and fund raising. Plymouth Partners is a private company which assists companies with funding and marketing. Mr. Platek is the Vice President of Institutional Marketing of Regent Group, Inc., an SEC reporting issuer. Since November, 1999, Mr. Platek has also been the President, a director and controlling shareholder of Delta Mutual, Inc., an SEC reporting issuer. Delta Mutual, Inc. intends to operate a mortgage brokerage business and is a development stage company.

SPENCER LEVY, SECRETARY, DIRECTOR. Mr. Levy holds a bachelors degree in Liberal Arts from New York University, and a Masters Degree in Anthropology from the University of Chicago. Since 1999, Mr. Levy has been a self- employed financial consultant. From 1996 to 1999, Mr. Levy was an employee/consultant for LongView Partners, Inc. where he provided financial and investor relations consulting services. From 1993 to 1995, Mr. Levy was an Associate for Glaser Capital Management, Inc., New York, New York, where he interacted with the partners and provided bookkeeping services. Glaser Capital Management, Inc. provided financial services. Mr. Levy is the Vice President of Editorial Content of Regent Group, Inc.

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

During the fiscal year ended June 30, 2000, the Board of Directors held meetings on December 2, 1999 and May 25, 2000. All of the directors were present at both meetings.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, no Form 5's were filed by the following persons, who were officers and directors of the Company, for the fiscal years ended June 30, 1998 and June 30, 1999: Edwin Kilpela, Stephen C. Voss, John M. Toedtman, Lewis G. Neal, or John L. Haslbeck. In addition, to the best of the Company's knowledge, no reports were filed by W.R. Grace & Co. - Conn, a principal stockholder of the Company prior to the change of control.

Robert Long, an officer, director and principal shareholder of the Company, failed to timely file two Form 4's reporting transactions during April and May 2000. The transactions involved the expiration of a stock option to acquire shares of the Company during April 2000, the cancellation of common shares and stock options pursuant to the Plan in May 2000, and the acquisition of 360,000 shares of common stock pursuant to the Plan during May 2000.

Spencer Levy and James Platek, officers and directors of the Company, both failed to timely file Form 3's during the month of May 2000 reporting their being elected as officers and directors of the Company. Mr. Levy's Form 3, which was not timely filed, reported the acquisition of 90,000 shares of common stock pursuant to the Plan during May 2000.

Robert Platek, a principal shareholder of the Company, failed to timely file a Form 3 reporting his acquisition of 450,000 shares of common stock, 45% of the issued and outstanding shares of common stock, pursuant to the Plan during May 2000.

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

FISCAL 1999 AND 2000 COMPENSATION ARRANGEMENTS

The following table sets forth information for Edwin J. Kilpela and Robert Long, both of whom acted in the capacity of the Company's Chief Executive Officer ("CEO") during the fiscal year ended June 30, 2000. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.


                                                                                LONG TERM COMPENSATION
                                         ANNUAL COMPENSATION                     AWARDS               PAYOUTS
                                                             OTHER       RESTRICTED    SECURITIES
                                                            ANNUAL         STOCK       UNDERLYING                     ALL OTHER
NAME AND                                                    COMPEN-       AWARD(S)      OPTIONS /        LTIP         COMPEN-
PRINCIPAL POSITION     YEAR     SALARY($)     BONUS($)     SATION ($)        ($)        SARS ($)      PAYOUTS ($)     SATION ($)

Edwin J. Kilpela,      2000        -0-          -0-           -0-           -0-           -0-            -0-            -0-
President, Chief       1999       28,462        -0-           -0-           -0-           -0-            -0-            -0-
Executive Officer      1998      165,433       58,702         -0-           -0-        25,000(2)<F2>     -0-            -0-
and Director (1)<F1>
----------------------------------------------------------------------------------------------------------------------------------
Robert Long            2000        -0-          -0-           -0-           -0-           -0-            -0-            -0-
President, Chief       1999        -0-          -0-           -0-           -0-           -0-            -0-            -0-
Executive Officer      1998        -0-          -0-           -0-           -0-        200,000(2)<F2>    -0-           325(4)<F4>
and Director (3)<F3>

<F1>
(1) Mr. Kilpela joined the Company in February 1997 and resigned from the Board of Directors in February 2000. Due to the sale of the corporate entity to the investor group, Mr. Kilpela was replaced as the President and CEO of the Company by Mr. Long on May 25, 2000.
<F2>
(2) All of these options were terminated in connection with the Order of the Bankruptcy Court. See "Item 1. Description of Business" and
         "Item 3.  Legal Proceedings."
<F3>
(3) Mr. Long was elected President on May 25, 2000. Mr. Long previously served as Secretary of the Company, and as such the compensation reported for the fiscal years ended June 30, 1998 and June 30, 1999 reflects compensation to Mr. Long in his capacity as Secretary and/or as a director of the Company.
<F4>
(4)      Interest income.

The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. At June 30, 1999, Mr. Kilpela held stock options to acquire 300,000 shares of stock. At June 30, 1999, Mr. Long held stock options to acquire 325,000 shares of stock. All of these options were cancelled as part of the Bankruptcy Proceedings, and at June 30, 2000, neither Mr. Long nor Mr. Kilpela held any stock options in the Company.

STOCK OPTION PLANS

As of the date of this report, the Company does not have a stock option plan. As a result of the Bankruptcy Proceedings, the Company's 1990 Stock Option Plan was terminated, along with all outstanding options granted under the 1990 Stock Option Plan. As of the date of this report there are no outstanding stock options.

EMPLOYMENT AGREEMENTS

As of September 30, 2000, the Company did not have any employment agreements with its officers or directors.

DIRECTORS' COMPENSATION

The Company does not compensate directors for services in their capacities as directors. Directors are reimbursed for their expenses in connection with attendance at each Board Meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of September 30, 2000, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group:


           BENEFICIAL OWNERS                  SHARES OWNED BENEFICIALLY             PERCENT OF CLASS(1)<F1>

Robert Long                                            360,000                              36%
19 Maple Lane
Rhinebeck, New York 12572

Robert Platek(2)<F2>                                   450,000                              45%
5 Halls Lane
Rye, New York 10580

Spencer Levy                                            90,000                               9%
11 Waverly Place #6H
New York, New York 10003

James Platek(2)<F2>                                      -0-                                 0%
335 Garden Street, Apt. #4
Hoboken, New Jersey 07030

All officers and directors, as a                       450,000                              45%
group (3 persons)

------------------

<F1>
(1) Percentages are based on 1,000,000 shares of common stock outstanding as of September 30, 2000.

<F2>
(2)      Robert Platek and James Platek are brothers.

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

1. Pursuant to the Plan, on May 25, 2000, all outstanding shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek

         (450,000 shares), a beneficial shareholder of the Company prior to the sale, and Spencer Levy (90,000 shares). Messrs. Long, Platek and Levy paid an aggregate of $50,000 for control of the Company, on a pro-rata basis.

2. During the fiscal year ended June 30, 2000, Mr. Long, an officer, director and principal shareholder of the Company, has advanced $29,531 to the Company for the payment of expenses.


ITEM 13 . EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

   REGULATION                                                                                          CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                          PAGE NUMBER

      2           Debtor's Second Plan of Reorganization with Modifications Through                        N/A
                  December 2, 1999, Order of Judge R. Thomas Stinnett dated December 9,
                  1999 and Order Approving Disclosure Statement and Confirming Second
                  Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code
                  (3)<F3>

     3(i)         Articles of Incorporation, as amended (1)<F1>                                            N/A

     3(ii)        Amended and Restated Bylaws (1)<F1>                                                      N/A

      11          Statement re computation of per share earnings (2)<F2>                                   N/A

      27          Financial Data Schedule                                                                   36

---------------------------

<F1>
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.
<F2>
(2)      See Part I - Financial Statements.
<F3>
(3) Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated May 23, 2000.


(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         FORM 8-K DATED MAY 23, 2000, FILED ON JUNE 30, 2000

         The report disclosed (a) the change of control under "Item 1. Changes in Control of Registrant"; (b) the consummation of the Second Amended Plan of Reorganization under "Item 2. Acquisition or Disposition of Assets" and "Item 3. Bankruptcy or Receivership" and "Item 7. Financial Statements and Exhibits"; (c) the change in the Company's auditors under "Item 4. Changes in Registrant's Certifying Accountant" and "Item
         7. Financial Statements and Exhibits".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOXSO CORPORATION



Dated: November 6, 2000                By: /s/ Robert M. Long
                                          -------------------------------------
                                          Robert M. Long, President

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                       DATE

                                                     President and Director
/s/ Robert M. Long                                   (Principal Executive Officer)               November 6, 2000
------------------------------------------------
Robert M. Long
                                                     Treasurer and Director
                                                     (Principal Financial and Accounting
/s/ James Platek                                     Officer)                                    November 6, 2000
------------------------------------------------
James Platek


/s/ Spencer Levy                                     Secretary and Director                      November 7, 2000
------------------------------------------------
Spencer Levy

                                NOXSO CORPORATION
                              FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999



                                TABLE OF CONTENTS





                                                                                                           PAGE(S)

Report Of Independent Accountant                                                                              1

Consolidated Balance Sheets - June 30, 2000 and 1999                                                          2

Consolidated Statements Of Operations - Fiscal Years Ended June 30, 2000                                      3
  and 1999

Consolidated Statements Of Changes In Stockholders' Equity - Fiscal Years Ended                               4
  June 30, 2000 and 1999

Consolidated Statements Of Cash Flows- Fiscal Years Ended June 30, 2000                                       5
  and 1999

Notes To Consolidated Financial Statements - June 30, 2000 and 1999                                         6 -11


                                                  2541 Monroe Avenue l Suite 304
                                                    Rochester, New York  14618
DANIEL J. BAIER, CPA, P.C.                                (716) 271-4550
================================================================================
Certified Public Accountant o Business and Financial Advisory Services


To the Board of Directors of NOXSO Corporation


I have audited the accompanying consolidated balance sheets of NOXSO Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are th responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether th financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believ that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOXSO Corporation as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 3 to the consolidated financial statements, in 1997 a bankruptcy proceeding was commenced against the Company. In December 1999, the Bankruptcy Court issued an order (the "Order") confirming the Company's plan of reorganization under Chapter 11 of the Bankruptcy Code. The Company was authorized to transfer the corporate entity and t separately transfer its assets. The proceeds from these transfers were to be used for the distributions made pursuant to the Second Amended Plan for reorganization, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999. In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests. Following the consummation date of May 25, 2000, the Company, through the corporate entity, continues to exist as a reorganized entity. As discussed in Note 4 to the consolidated financial statements, continuation of any business of the reorganized entit is dependent on the Company's ability to achieve successful future operations.


Daniel J. Baier, CPA, P.C.
Rochester, New York
October 26, 2000



                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30



                                                                                    2000               1999
                                                                                    ----               ----

 Cash                                                                                    $ 1,958            $ 2,162
 Recoverable Preference Payments                                                          20,258
 Funds Held By Attorney In Escrow                                                         98,152            104,691
                                                                             --------------------------------------
                                Current Assets                                           120,368            106,853
                                                                             --------------------------------------

 Equipment                                                                                     -            339,931
 Furniture and Fixtures                                                                        -            108,832
 Leasehold Improvements                                                                        -             16,646
 Accumulated Depreciation                                                                      -          (465,409)
                                                                             --------------------------------------
                               Net Fixed Assets                                                -                  -
                                                                             --------------------------------------

 Total Assets                                                                          $ 120,368          $ 106,853
                                                                             ======================================


 LIABILITIES AND STOCKHOLDERS' EQUITY


 Pre-Petition Liabilities                                                         $            -        $ 3,603,078
 Liabilities Not Subject To Compromise                                                    81,152                  -
                                                                             --------------------------------------
                                                                                          81,152          3,603,078
                                                                             --------------------------------------

 Common Stock, $.01 Par Value, 20,000,000 Shares                                               -            151,836
   Authorized, 15,383,468 Shares Issued
 New Common Stock, $.01 Par Value, 20,000,000                                             10,000                  -
   Shares Authorized, 1,000,000 Shares Outstanding
 Paid In Capital                                                                          29,216         16,907,284
 Treasury Stock                                                                                -           (25,000)
 Retained Deficit                                                                              -       (20,530,345)
                                                                             --------------------------------------
 Total Stockholders' Equity (Deficit)                                                     39,216        (3,496,225)
                                                                             --------------------------------------

 Total Liabilities and Stockholders' Equity                                            $ 120,368          $ 106,853
                                                                             ======================================



          See accompanying notes to consolidated financial statements.





                                NOXSO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,


                                                                              2000               1999
                                                                              ----               ----

 Revenues                                                              $             -        $         -
                                                                      ---------------------------------------

 Labor and Fringe Benefits                                                           -            132,621
 Travel                                                                             97              2,030
 Supplies and Equipment                                                              -              4,633
 Loss on Impairment of Asset                                                         -              1,228
 Legal and Accounting                                                          503,909              1,071
 Rent                                                                                -              9,548
 Utilities                                                                           -              4,206
 Postage                                                                             -                509
 Insurance                                                                           -                615
 Outside Services                                                                    -              2,503
 Transfer Agent                                                                      -              1,550
 Corporate Expenses                                                             23,369             12,178
                                                                      ---------------------------------------
                               Expenses                                        527,375            172,692
                                                                      ---------------------------------------

 Interest Income                                                                   841                953
 Reimbursement for Amounts Previously Disbursed                                160,178                  -
                                                                      ---------------------------------------

 Net Loss                                                              $      (366,356)        $ (171,739)
                                                                      =======================================

 Pre-Consummation Order - Loss Per Common Share                                $ (0.02)           $ (0.01)
                                                                      =======================================

 Pre-Consummation Order - Average Shares Outstanding                        15,383,468         15,383,468
                                                                      =======================================




          See accompanying notes to consolidated financial statements.



  NOXSO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEAR ENDED JUNE 30, 2000 AND JUNE 30, 1999





                                                               New
                                     Common      Common      Common                      Treasury        Retained
                                     Shares       Stock       Stock    Paid In Capital     Stock          Deficit           Total
                                  ------------  ---------   --------   ---------------   ----------    -------------   -------------

Balance - June 30, 1998            15,383,468   $151,836    $      -     $ 16,907,293    $ (25,000)    $(20,358,606)   $(3,324,477)
Fiscal Year 1999 - Net Loss                 -          -                            -            -         (171,739)      (171,739)
                                  --------------------------------------------------------------------------------------------------

Balance - June 30, 1999            15,383,468    151,836           -       16,907,293      (25,000)     (20,530,345)    (3,496,216)
Fiscal Year 2000 - Net Loss                                                                                (366,356)      (366,356)
Consummation of Bankruptcy Order  (14,383,468)  (151,836)     10,000      (16,878,077)      25,000       20,896,701      3,901,788
and Recapitalization
                                  --------------------------------------------------------------------------------------------------

Balance - June 30, 2000             1,000,000   $      -    $ 10,000     $     29,216    $       -     $          -    $     39,216
                                  ==================================================================================================



          See accompanying notes to consolidated financial statements.



                                NOXSO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30,


                                                                      2000               1999
                                                                      ----               ----


Cash Flows From Operating Activities:

Net Loss                                                         $ (366,356)        $ (171,739)
Adjustments to reconcile net loss to net cash used
    by operating activities:
Other Current Assets                                                (9.,530)
Liabilities Not Subject To Compromise                                81,152           (247,439)
                                                               -----------------------------------
                                                                   (294,734)          (419,178)
                                                               -----------------------------------

Cash Flows From Investing Activities:                                     -                  -
                                                               -----------------------------------
Cash Flows From Financing Activities:

Receipt of Funds In Contemplation of Sale of Net                     215,000                  -
    Assets
Receipt of Funds In Contemplation of                                  50,000                  -
    Recapitalizing the Company
Amounts Advanced By Shareholders                                      29,531                  -
                                                               -----------------------------------
                                                                     294,531                  -
                                                               -----------------------------------

Net Decrease in Cash                                                    (203)          (419,178)
Cash at Beginning of Period                                            2,162            421,340
                                                               -----------------------------------
Cash at End of Period                                            $     1,958        $     2,162
                                                               ===================================

Cash Payments For Interest                                       $         -        $         -
                                                               ===================================

Cash Payments For Taxes                                          $         -        $         -
                                                               ===================================



                 See notes to consolidated financial statements.



                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

     At the end of the first quarter ended September 30, 1998, the Company ceased operations, closed and vacated its offices, and was no longer able to effect transactions crucial to a successful implementation of its plan for reorganization under a pending bankruptcy proceeding. In light of the Company's amended plan of reorganization which ultimately resulted in liquidation of the Company (see Note 3), the Company discontinued the application of accounting and reporting applicable to development stage enterprises.

     In 1995, the Company formed a new subsidiary called Projex, Inc ("Projex"). The Company held 70% of the stock in Projex, while two managing principals of Projex hold the remaining 30% of such stock. Projex was capitalized with contributions of $1,000. Projex was formed to perform construction management services. Subsequently, the Company acquired the remaining portion of the stock of Projex. Projex was dormant in fiscal years 1999 and 2000 and no intercompany transactions were required to be eliminated in consolidation. NOXSO Corporation and/or NOXSO Corporation together with its subsidiary are hereafter referred to as (the "Company").

     Creditors of the Company filed an involuntary petition of bankruptcy against the Company, and as more fully described in Note 3, the Company had been operating as a debtor-in- possession in the bankruptcy proceeding. However, the Company was unable to effect its initial plan of reorganization and on December 2, 1999, the Bankruptcy Court issued an order (the "Order") confirming the Company's second amended plan of reorganization authorizing the Company to separately transfer its assets and corporate entity and to apply the proceeds toward the distributions pursuant to the liquidation stipulated in the second amended plan of reorganization. In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Use of Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications -

     "Cash" and "Funds Held By Attorney In Escrow" for fiscal year 1999 have been reclassified for comparative purposes. This reclassification affects amounts previously presented in the Company's fiscal year 1999 consolidated Statements Of Operations and Cash Flows.

     Property and Equipment -

     Property and equipment are stated at cost. The Company provided for depreciation using various methods over the estimated useful lives of 10 years for plant, 3 to 5 years for machinery and equipment, 5 to 7 years for office furniture and fixtures, and the lease term or useful life, whichever is shorter, for leasehold improvements.

     Following the sale of its major assets, the Company deemed all remaining Property and Equipment in future operations to be impaired; accordingly, these remaining assets were fully reserved in fiscal year 1998. With the consummation of the Bankruptcy Order as of May 25, 2000, all property accounts have eliminated.

     Liabilities Not Subject to Compromise -

     At June 30, 2000, such liabilities consisted of accrued legal, accounting, and other fees incurred in connection with the conclusion of the Bankruptcy proceeding.

     Income Taxes -

     Under the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income taxes or credits are based on the changes in the asset or liability from period to period. There were no material temporary differences at June 30, 2000 or 1999.

     At June 30, 2000, the Company had tax loss carryforwards of approximately $17,250,000, which expire between 1998 and 2013. The deferred tax assets related to these net operating losses were entirely offset by a valuation allowances at June 30, 2000 or 1999.

     Loss per Common Share -

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This statement, adopted in fiscal year 1998, requires presentation of Basic and Fully Diluted Earnings Per Share. Basic net loss per share is computed using the weighted average number of common

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

         shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period.


     Stock-Based Compensation -

     SFAS No. 123 "Accounting for Stock-Based Compensation" recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair market value of a stock-based compensation arrangement over the periods in which service is rendered.

     Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures, which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted.

     As a result of the Chapter 11 bankruptcy (see Note 3), the Company could not engage a professional firm to assist in calculating the required disclosures and, in light of the terms of the Bankruptcy Order, the Company believes that the basis for any such disclosures in either the fiscal years 2000 or 1999 has become immaterial.


NOTE 3 - BANKRUPTCY AND PLAN OF REORGANIZATION:

     In 1997, an involuntary bankruptcy petition was filed against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company consented to the jurisdiction of the Court and was adjudicated bankrupt. The Company converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code. Subsequently, the Company has operated as a debtor-in-possession in the proceeding.

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

                                      - 8 -
                                       F-9

                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


     The Company's plan of reorganization was based on two principal elements. These two elements were the sale of its Tennessee Facility as well as the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial- size demonstration of the NOXSO Process.

     In September of 1997, the Company sold the Tennessee Facility; however, the Company was unable to effect the commercial demonstration of the NOXSO process. Accordingly, the Company filed a second amended plan of reorganization that would result in liquidation of the Company's assets.

     On December 2, 1999, the Bankruptcy Court issued an Order confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to the terms of the Order, the Company was authorized to separately transfer the corporate entity and it's assets. The proceeds from these transfers were to be used for the distributions to be made pursuant to the Second Amended Plan, which will be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999.

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary of the Company for $50,000. This group will own 90% of the outstanding shares of the new common stock, and the remaining 10% of the new common stock will be distributed to certain of the creditors. Simultaneously, the Company's sale of assets to FLS MILJO a/s. free and clear of liens was approved.

     In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the Consummation Date, and the Equity Interests will receive nothing on account of those interests.

     The consummation date of the Order was effective May 25, 2000, whereupon the Company, as a corporate entity, recorded the transactions on its books to give effect to the terms of the Order, as described above.

     These transactions comprised the elimination of fixed assets (which had been fully reserved), recording the expected recovery of preference payments, recording of liabilities not subject to compromise, the liquidation of prepetition liabilities and net shareholder's equity, and the recapitalization of the Company pursuant to the Order.

     In connection with the Company's recapitalization, Mr. Long had advanced the Company approximately $29,531 in addition to the $50,000 paid for the corporate entity.


                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


     Following the liquidation entries, the amount remaining for recapitalization of the company consists of $39,216 in the aggregate, of which $10,000 has been reflected as the par value for the Company's common stock and $29,216 has been reflected as paid in capital.

     Funds Held By Attorney In Escrow together with Recoverable Preference Payments, net of Liabilities Not Subject to Compromise amount to $37,256. Expenses yet to be incurred by the Company for legal and administrative work stemming from the pre-consummation phase of the Bankruptcy would be paid from such escrow balance. A motion for a final decree in the Bankruptcy case is anticipated to be filed near the end of calendar year 2000. Following a final decree, the escrow balance, if any, may be distributed to the creditors.


NOTE 4 - BUSINESS OPERATIONS:

     As described in Note 3, near the end of fiscal year 2000, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company presently does not have sufficient liquid assets to finance any significant level of operations and without further financial support from shareholders or others, may not be able to meet its obligations as they become due and, accordingly, may not be able to develop any business operations.


NOTE 5 - CAPITAL STRUCTURE, COMMON STOCK, OPTIONS AND WARRANTS:

     The 1990 Stock Option Plan -

     The 1990 Plan authorized the granting of either "incentive stock options," as defined in Section 422 of the Internal Revenue Code or "non-qualified stock options," to acquire 1,000,000 shares of the Company's common stock. There were no transactions in fiscal year 2000 or 1999 for stock options under the 1990 Plan. Options outstanding and exercisable immediately prior to the consummation date of the Bankruptcy Order were 1,191,750 and 1,151,750, respectively. Subsequent to the consummation of such Order, these options have been cancelled.

     On March 17, 1996 and 1997, the President, Vice President and outside Directors of the Board were granted options to purchase 25,000, 15,000 and 10,000 shares of the Company's common stock, respectively, on an annual basis. These grants were to vest 50% immediately and 50% on the anniversary date of the issuance. Additionally, the President was granted 250,000 options, which vest in stages on completion of certain specified targets. None of these options are currently exercisable. Subsequent to the consummation of such Order, all of these options have been cancelled.





                                NOXSO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

     Warrants -

     Immediately prior to the consummation date of the Bankruptcy Order, the following warrants were outstanding and exercisable to purchase the Company's stock:


     Aggregate Number
     of Shares Subject         Price
     to Warrant                Per Share         Expiration Date
     -----------------         ----------        ----------------
     156,763                   $4.28             April 12, 1999
      10,000                   $6.00             October 27, 2000
     767,133                   $1.50             December 31, 2001

     Subsequent to the consummation of such Order, all of these warrants have been cancelled.




                                   Exhibit 27

                             Financial Data Schedule