Form 10QSB
period 2000-09-30
NOXSO CORP
filed 2000-11-20
CIK 314307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2000

[ ]           TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                EXCHANGE ACT
         For the transition period from ______________ to _______________

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

                                 (845) 266-4858
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

   1,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF SEPTEMBER 30, 2000

Transitional Small Business Disclosure Format (check one);  Yes____  No __X__

Exhibit index on page 13                                     Page 1 of 15 pages

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                              September 30,
                                                                  2000
                                                               (Unaudited)       June 30, 2000

 Cash                                                              $ 1,958            $ 1,958
 Recoverable Preference Payments                                         -             20,258
 Funds Held By Attorney In Escrow                                  111,787             98,152
                                                           --------------------------------------
 Current Assets                                                    113,745            120,368
                                                           --------------------------------------
 Total Assets                                                    $ 113,745          $ 120,368
                                                           ======================================


 LIABILITIES AND STOCKHOLDERS'
 EQUITY

 Liabilities Not Subject To Compromise                            $ 81,152           $ 81,152
                                                           --------------------------------------
                                                                    81,152             81,152
                                                           --------------------------------------


 Amounts Due To Shareholders                                         6,791                  -
 Common Stock, $.01 Par Value, 20,000,000                           10,000             10,000
 Shares Authorized, 1,000,000 Shares
 Outstanding
 Paid In Capital                                                    29,216             29,216
 Treasury Stock                                                          -                  -
 Retained Deficit                                                  (13,414)                 -
                                                           --------------------------------------
 Total Stockholders' Equity (Deficit)                               32,593             39,216
                                                           --------------------------------------

 Total Liabilities and Shareholders' Equity                      $ 113,745          $ 120,368
                                                           ======================================


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months      Three Months
                                                                      Ended             Ended
                                                                  September 30,     September 30,
                                                                      2000               1999
Revenue                                                           $         -       $         -
                                                               -------------------------------------

 Legal and Accounting                                                   7,489                 -
 Corporate Expenses                                                     6,790                28
                                                               -------------------------------------
                                                                       14,279                28
                                                               -------------------------------------

 Reimbursement for Amounts Previously Disbursed                           865                 -
 Interest Income                                                            -               143
                                                               -------------------------------------
                                                                          865               143
                                                               -------------------------------------
 Net (Loss) / Income                                              $   (13,414)      $       115
                                                               =====================================
 Loss Per Common Share                                            $     (0.01)      $      0.00
                                                               =====================================
 Average Shares Outstanding                                         1,000,000        15,383,468
                                                               =====================================

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Three Months       Three Months
                                                                        Ended              Ended
                                                                    September 30,      September 30,
                                                                         2000               1999
 Cash Flows From Operating Activities:
 Net Loss                                                            $  (13,414)          $     115
 Adjustments to reconcile net loss to net cash used                           -                   -
    by operating activities:
    Change in Current Assets                                              6,623                   -
    Change in Amounts Due Shareholders                                    6,791                   -
                                                                  -----------------------------------
                                                                              -                 115
                                                                  -----------------------------------

 Cash Flows From Investing Activities:                                        -                   -
                                                                  -----------------------------------

 Cash Flows From Financing Activities:                                        -                   -
                                                                  -----------------------------------

 Net Change in Cash                                                           -                 115
 Cash at Beginning of Period                                              1,958               2,162
                                                                  -----------------------------------
 Cash at End of Period                                               $    1,958           $   2,277
                                                                  -----------------------------------
 Cash Payments For Interest                                                   -                   -
                                                                  ===================================
 Cash Payments For Taxes                                                      -                   -
                                                                  ===================================


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2000
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, consolidated financial statements for the three month periods ended September 30, 2000 and 1999 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 2001.

     "Cash" and "Funds Held By Attorney In Escrow" for fiscal year 1999 have been reclassified for comparative purposes. This reclassification affects amounts previously presented in the Company's fiscal year 1999 Statements Of Operations and Cash Flows.

2. OTHER MATTERS

     As described in Note 3 to the consolidated financial statements accompanying the Company's annual report on Form 10-KSB, in 1997 a bankruptcy proceeding was commenced against the Company. In December 1999, the Bankruptcy Court issued an order (the "Order") confirming the Company's plan of reorganization under Chapter 11 of the Bankruptcy Code. The Company was authorized to transfer the corporate entity and to separately transfer its assets.

     The proceeds from these transfers were used for the distributions made pursuant to the Second Amended Plan for reorganization, which were in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999. In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, were cancelled on the Consummation Date (May 25, 2000), and the Equity Interests received nothing on account of those interests.

     Funds Held By Attorney In Escrow together with Recoverable Preference Payments, net of Liabilities Not Subject to Compromise amount to $30,635. Expenses yet to be incurred by the Company for legal and administrative work stemming from the pre-consummation phase of the Bankruptcy would be paid from such escrow balance. A motion for a final decree in the Bankruptcy case is anticipated to

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2000
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

     be filed near the end of calendar year 2000. Following a final decree, the escrow balance, if any, may be distributed to the creditors.

     The consummation date of the Order was effective May 25, 2000, whereupon the Company, as a corporate entity, recorded the transactions on its books to give effect to the terms of the Order. These transactions comprised the elimination of fixed assets (which had been fully reserved), recording the expected recovery of preference payments, recording of liabilities not subject to compromise, the liquidation of prepetition liabilities and net shareholder's equity, and the recapitalization of the Company pursuant to the Order.

     Following the consummation date of May 25, 2000, the Company, through the corporate entity, continues to exist as a reorganized entity.

     As discussed in Note 4 to the consolidated financial statements accompanying the Company's annual report on Form 10-KSB, continuation of any business of the reorganized entity is dependent on the Company's ability to achieve successful future operations.

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

The DIP Lenders loaned $600,000 to the Company pursuant to the financing arrangement, and the Company issued 300,000 shares of common stock to the DIP Lenders. The loans from the DIP Lenders bore interest at the rate of 20% per annum. Interest for a one-year period (a portion of which was refunded to the extent not earned) and a 5% origination fee were paid from the proceeds.

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

In connection with such distributions, equity interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non- vested warrants, options, preemptive rights or other rights, were cancelled on the consummation date (May 25, 2000).

The Company, as a corporate entity, continues to exist as a reorganized entity.

Pursuant to the Plan, on May 25, 2000, all outstanding shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of November 16, 2000, the Company had a total of 91 shareholders of record.

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

Pursuant to the Company's Second Amended Plan of Reorganization, as of November 16, 2000, the Company has no material assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation."

The corporate entity was conveyed to the investor group without any significant assets or liabilities, excluding the value, if any, of any tax loss carryforwards attributed to the Company. As such, the financial statements of the Company prior to the sale, including the financial statements included herein, are not representative of the Company's future operations.

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

LIQUIDITY

At September 30, 2000 the Company had working capital of $32,593, compared to $39,216 at June 30, 2000. During the period, shareholders of the Company advanced $6,791 to the Company.

The changes in the Company's available working capital relate to the payment of expenses during the period. The attorney representing the Company in the bankruptcy proceedings was able to recover certain preference payments, which reduced the amount of recoverable preference payments to zero and increased the funds held by attorney in escrow; however, during the period payments were made from the escrow.

The Company continues to incur liabilities and operating expenses. As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of September 30, 2000, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. These liabilities are to be paid from the proceeds of recoverable preference payments and funds held by attorney in escrow. At September 30, 2000, funds held by attorney in escrow, net of liabilities not subject to compromise, amounted to $30,635. Expenses yet to be incurred by the Company for legal and administrative work attributable to the pre-consummation phase of the bankruptcy would be paid from this balance. A motion for a final decree in the bankruptcy case is anticipated near the end of calendar 2000. Following a final decree, the escrow balance, if any, may be distributed to the creditors. As such, the Company does not expect to receive any of these funds, and has effectively been transferred to the investor group with no material net assets.

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

ASSETS

At September 30, 2000 the Company had total assets of $113,745 compared to total assets of $120,368 at June 30, 2000. At September 30, 2000, the majority of the Company's assets consisted of funds held by attorney in escrow. During the three-months ended September 30, 2000, recoverable preference payments was reduced to zero; however, funds held by attorney in escrow increased by $13,635 as the net result of the collection of preference payments and the payment of expenses from the escrow.

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

During the three-months ended September 30, 2000 the Company had a net loss of $13,414 compared to net income of $115, during the three-months ended September 30, 1999. During the three-months ended September 30, 1999, the Company was operating as a debtor-in-possession in the bankruptcy proceeding and was essentially dormant. During 1999, the Company incurred corporate expenses of $28 and received interest income of $143. During the three-months ended September 30, 2000, the Company incurred legal and accounting fees in connection with preparing and filing reports with the Securities and Exchange Commission and incurred corporate expenses (document conversion and press release) in the amount of $6,790. These expenses were paid by shareholders of the Company and have been accounted for as amounts due to shareholders.

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

As described in Note 2 of the Note to the Unaudited Condensed Consolidated Financial Statements, near the end of fiscal year 2000, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company presently does not have sufficient liquid assets to finance any significant level of operations and without further financial support from shareholders or others, may not be able to meet its obligations as they become due and, accordingly, may not be able to develop any business operations.

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

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  A)       EXHIBITS

            REGULATION S-B                                                                  CONSECUTIVE
                 NUMBER                      EXHIBIT                                        PAGE NUMBER
                   2       Debtor's Second Plan of Reorganization with
                           Modifications Through December 2, 1999, Order
                           of Judge R. Thomas Stinnett dated December 9,
                           1999 and Order Approving Disclosure Statement
                           and Confirming Second Amended Plan of
                           Reorganization Under Chapter 11 of the Bankruptcy
                           Code (3)<F3>                                                          N/A
                  3(i)     Articles of Incorporation, as amended (1)<F1>                         N/A
                  3(ii)    Amended and Restated Bylaws (1)<F1>                                   N/A
                  11       Statement re computation of per share earnings (2)<F2>                N/A
                  27       Financial Data Schedule                                                15

--------------------------------

<F1>
(1)      Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.
<F2>
(2)      See Part I - Financial Statements.
<F3>
(3)      Incorporated by reference to the Exhibits previously filed with the
         Company's Current Report on Form 8-K dated May 23, 2000.

         B)       REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOXSO CORPORATION
                                         (Registrant)

Date:  November 16, 2000                  By:   /s/ James Platek
     -------------------------               -----------------------------------
                                             James Platek, Director, Treasurer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer

                                   Exhibit 27

                             Financial Data Schedule