Form 10QSB
period 2000-12-31
NOXSO CORP
filed 2001-02-22
CIK 314307

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: DECEMBER 31, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

   1,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF DECEMBER 31, 2000

  Transitional Small Business Disclosure Format (check one);  Yes      No  X
                                                                 -----   -----

Exhibit index on page 10                                   Page 1 of 11 pages

                                NOXSO CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,     June 30, 2000
                                                                                             2000
                                                                                          (Unaudited)

        Cash                                                                              $      1,958     $       1,958
        Recoverable Preference Payments                                                              -            20,258
        Funds Held By Attorney In Escrow                                                         1,000            98,152
                                                                                          -------------------------------
        Current Assets                                                                           2,958           120,368
                                                                                          -------------------------------

        Total Assets                                                                      $      2,958     $     120,368
                                                                                          ===============================


        LIABILITIES AND STOCKHOLDERS' EQUITY

        Liabilities                                                                       $     47,417     $      81,152
                                                                                          -------------------------------
                                                                                                47,417            81,152
                                                                                          -------------------------------


         Amounts Due To Shareholders                                                            13,608                 -
         Common Stock, $.01 Par Value, 20,000,000 Shares Authorized, 1,000,000
         Shares Outstanding                                                                     10,000            10,000
         Paid In Capital                                                                        29,216            29,216
         Treasury Stock                                                                              -                 -
         Retained Deficit                                                                     (97,283)                 -
                                                                                          -------------------------------
        Total Stockholders' Equity (Deficit)                                                  (44,459)            39,216
                                                                                          -------------------------------

        Total Liabilities and Shareholders' Equity                                        $      2,958     $     120,368
                                                                                          ===============================


                See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months    Three Months     Six Months     Six Months
                                                          Ended           Ended           Ended          Ended
                                                      December 31,    December 31,    December 31,   December 31,
                                                          2000            1999            2000           1999



Revenue                                               $          -    $          -    $         -    $         -
                                                      -----------------------------------------------------------

 Legal and Accounting                                       82,052          57,198         89,541         57,198
 Corporate Expenses                                          1,816              28          8,607             56
                                                      -----------------------------------------------------------
                                                            83,868          57,226         98,148         57,254
                                                      -----------------------------------------------------------

 Reimbursement for Amounts
    Previously Disbursed                                         -               -            865              -
 Interest Income                                                 -              95              -            238
                                                      -----------------------------------------------------------
                                                                 -              95            865            238
                                                      -----------------------------------------------------------

 Net (Loss)                                           $   (83,868)    $   (57,131)    $  (97,283)    $  (57,016)
                                                      ===========================================================

 (Loss) Per Common Share                              $     (0.08)    $     (0.00)    $    (0.10)    $    (0.00)
                                                      ===========================================================

 Average Shares Outstanding                              1,000,000      15,383,468      1,000,000     15,383,468
                                                      ===========================================================



            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three Months    Three Months     Six Months     Six Months
                                                                      Ended          Ended           Ended          Ended
                                                                  December 31,    December 31,    December 31,   December 31,
                                                                       2000           1999            2000           1999

 Cash Flows From Operating Activities:
   Net Loss                                                       $   (83,868)    $   (57,131)    $   (97,283)   $  ($57,016)
   Adjustments to reconcile net loss to net cash used by
operating activities:
     Change in Current Assets                                          110,787               -         117,410
     Change in Current Liabilities                                    (33,735)               -        (33,735)
     Change in Amounts Due Shareholders                                  6,816               -          13,608
                                                                  -----------------------------------------------------------
                                                                             -        (57,131)               -       (57,016)
                                                                  -----------------------------------------------------------

 Cash Flows From Investing Activities:                                       -              -                -             -
                                                                  -----------------------------------------------------------

 Cash Flows From Financing Activities:                                       -        265,000                -        265,000
                                                                  -----------------------------------------------------------
                                                                             -              -
 Net Change in Cash                                                          -        207,869                -        207,984
 Cash at Beginning of Period                                             1,958         21,558            1,958         23,720
                                                                  -----------------------------------------------------------
 Cash at End of Period                                            $      1,958    $   229,427     $      1,958   $    231,704
                                                                  ===========================================================

 Cash Payments For Interest                                                  -              -                -              -
                                                                  ===========================================================

 Cash Payments For Taxes                                                     -              -                -              -
                                                                  ===========================================================



            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 2000
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited, condensed, consolidated financial statements for the three and six month periods ended December 31, 2000 and 1999 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on June 30, 2001.

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

The proceeds from these transfers were used for the distributions made pursuant to the Second Amended Plan of Reorganization, which were in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999. In connection with such distributions, Equity Interests based upon ownership of Existing Securities or rights to acquire Existing Securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, were cancelled on the Consummation Date (May 25, 2000), and the Equity Interests received nothing on account of those interests. A motion for a final decree in the bankruptcy case is anticipated in the first or second quarter of 2001. The accrual of additional legal expenses and expenses incurred in connection with completing the bankruptcy case in the quarter ending on December 31, 2000 has substantially exhausted the Company's net assets; accordingly, following a final decree in the bankruptcy case, virtually no funds will remain to be distributed to creditors.

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

Pursuant to the Plan, on May 25, 2000, all outstanding shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of December 31, 2000, the Company had a total of 91 shareholders of record.

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

Pursuant to the Company's Second Amended Plan of Reorganization, as of February 13, 2001, the Company has no material assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation."

The corporate entity was conveyed to the investor group without any significant assets or liabilities, excluding the value, if any, of any tax loss carryforwards attributed to the Company. As such, the financial statements of the Company prior to the sale, including the financial statements included herein, are not representative of the Company's future operations.

As of the date of this report, the Company had no source of income and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

PLAN OF OPERATION

The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. During the six months ended December 31, 2000, shareholders of the Company loaned the Company $13,608. In the event the Company is unable to obtain additional capital or funding it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company has not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of the date of this report, none of the Company's officers, directors, promoters or affiliates has engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company.

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

LIQUIDITY

At December 31, 2000 the Company had a working capital deficit of $44,459, compared to a working capital surplus of $39,216 at June 30, 2000. During the three and six month periods ended December 31, 2000, shareholders of the Company advanced $6,817 and $13,608, respectively, to the Company.

The changes in the Company's available working capital relate to the payment of expenses during the period. The law firm representing the Company in the bankruptcy proceedings was able to recover certain preference payments, which reduced the amount of recoverable preference payments to zero and increased the funds held by attorney in escrow; however, during the period payments were made from the escrow for legal services provided by the law firm representing the Company in the bankruptcy proceeding.

The Company continues to incur liabilities and operating expenses. As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of December 31, 2000, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. At December 31, 2000, funds held by attorney in escrow, net of liabilities not subject to compromise, amounted to $1,000. Expenses relating to the bankruptcy for legal and administrative work are expected to be paid in part from this balance. A motion for a final decree in the bankruptcy case is anticipated in the first or second quarter of 2001. Following a final decree, the escrow balance, if any, may be distributed to the creditors. As such, the Company does not expect to receive any of these funds, and has effectively been transferred to the investor group with no material net assets.

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

ASSETS

At December 31, 2000 the Company had total assets of $2,958 compared to total assets of $120,368 at June 30, 2000. During the period, funds held by attorney in escrow decreased by $97,152. The decrease is attributable to the payment of legal fees from the escrow.

As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS


The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the three-months ended December 31, 2000 the Company had a net loss of $83,868 compared to a net loss of $57,131, during the three-months ended December 31, 1999. During the three-months ended December 31, 1999, the Company was operating as a debtor-in-possession in the bankruptcy proceeding and was essentially dormant. During the three-months ended December 31, 2000, the Company incurred legal and accounting fees in connection with the bankruptcy proceedings and preparing and filing reports with the Securities and Exchange Commission in the amount of $82,052 and incurred miscellaneous corporate expenses in the amount of $1,816. These expenses were paid by shareholders of the Company and have been accounted for as amounts due to shareholders.

During the six-months ended December 31, 2000 the Company had a net loss of $97,283 compared to a net loss of $57,019, during the six-months ended December 31, 1999. During the six-months ended December 31, 1999, the Company was operating as a debtor-in-possession in the bankruptcy proceeding and was essentially dormant. During the six-months ended December 31, 2000, the Company incurred legal and accounting fees in connection with the bankruptcy and preparing and filing reports with the Securities and Exchange Commission in the amount of $89,541 and incurred corporate expenses for document conversion and a press release in the amount of $8,607. These expenses were paid by shareholders of the Company and have been accounted for as amounts due to shareholders.

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

As described in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements, near the end of fiscal year 2000, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company presently does not have sufficient liquid assets to finance any significant level of operations and without further financial support from shareholders or others, may not be able to meet its obligations as they become due and, accordingly, may not be able to develop any business operations.

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

                  Not Applicable.

ITEM 5.     OTHER INFORMATION

                  Not Applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                  A)       EXHIBITS

            REGULATION S-B                                                             CONSECUTIVE
                NUMBER                        EXHIBIT                                  PAGE NUMBER
                   2         Debtor's Second Plan of Reorganization with
                             Modifications Through December 2, 1999, Order
                             of Judge R. Thomas Stinnett dated December 9,
                             1999 and Order Approving Disclosure Statement
                             and Confirming Second Amended Plan of
                             Reorganization Under Chapter 11 of the Bankruptcy
                             Code (3)<F3>                                                    N/A
                   3(i)      Articles of Incorporation, as amended (1)<F1>                   N/A
                   3(ii)     Amended and Restated Bylaws (1)<F1>                             N/A
                   11        Statement re computation of per share earnings (2)<F2>          N/A
--------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.
(2)   See Part I - Financial Statements.
(3) Incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated May 23, 2000.

         B)       REPORTS ON FORM 8-K:

                  Form 8-K dated October 26, 2000 reporting under "Item 5. Other Events" the status of the Company's audited financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NOXSO CORPORATION
                                    (Registrant)

Date: February 21, 2001             By:  /S/ JAMES PLATEK
      --------------------             --------------------------------
                                       James Platek, Director, Treasurer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer