Form 10KSB
period 2001-03-31
NOXSO CORP
filed 2001-06-28
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO MARCH 31, 2001

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

                    Issuer's telephone number: (845)266-4858

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes X   No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

              Issuer's revenues for its most recent fiscal year. $0

        Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 25, 2001: $0 (See Item 5)

   Number of shares outstanding of registrant's common stock, $0.01 par value, as of June 25, 2001: 1,000,000 (See Item 11)

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes ___ No_X_


Exhibit index on consecutive page 21                          Page 1 of 42 Pages

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

Pursuant to the Second Amended Plan, on May 25, 2000, all outstanding shares and options of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of June 25, 2001, the Company had a total of 84 shareholders of record.

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

Pursuant to the Company's Second Amended Plan of Reorganization, as of June 15, 2001, the Company has no material net assets. As of March 31, 2001, the Company had total assets of $86,971. The majority of the Company's assets at March 31, 2001 consisted of funds being held in escrow and recoverable preference payments. The Company intends to assert its entitlement to the balance of the escrow account remaining after payment of liabilities not subject to compromise and expenses yet to be incurred by the Company, if any, for legal and administrative work stemming from the pre-consummation phase of the bankruptcy. Lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro-rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. If any such funds, or a portion thereof, are distributed to the creditors, the Company's retained deficit would increase by a corresponding amount.

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

PLAN OF OPERATION

The Company intends to seek to acquire assets or shares of an entity in exchange for its securities. The Company has engaged in preliminary discussions with several parties regarding the possibility of an acquisition or merger between the Company and another entity. If the Company is able to successfully negotiate an acquisition or merger agreement, any such agreement would likely be subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause any intended acquisition or merger to ultimately be abandoned. To date, no agreement has been reached regarding any such acquisition or merger and the Company is unable to predict if any such agreement will be reached. Accordingly, the Company can provide no assurances that the Company will be successful in negotiating and achieving a merger or acquisition.

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

Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. Except for persons who may assist the Company in identifying a suitable target company, it is not anticipated that any outside consultants or advisors, except for the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes. To the extent the Company uses outside consultants or advisors, any cash fee earned by such parties will be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.

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

As part of the Company's "due diligence" investigation, officers and directors of the Company may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

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

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has engaged in preliminary discussions with several parties regarding the possibility of an acquisition or merger between the Company and another entity. If the Company is able to successfully negotiate an acquisition or merger agreement, any such agreement would likely be subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause any intended acquisition or merger to ultimately be abandoned. To date, no agreement has been reached regarding any such acquisition or merger and the Company is unable to predict if any such agreement will be reached. Accordingly, the Company can provide no assurances that the Company will be successful in negotiating and achieving a merger or acquisition. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance management will be able to negotiate a business combination on terms favorable to the Company.

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

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). If the Company's shares are traded for less than $5.00 per share, the shares will be subject to the SEC's penny stock rules unless (1) the Company's net tangible assets exceed $5,000,000 during the Company's first three years of continuous operations or $2,000,000 after the Company's first three years of continuous operations; or (2) the Company has had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as the Company's common stock is subject to the penny stock rules, the holders of the common stock may find it difficult to sell the common stock of the Company.

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

The Company's officers and directors are or may become involved with other companies who have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "shell" company they are affiliated with, they will disclose the opportunity to all such companies.


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

On December 6, 2000, an appeal was filed by an individual alleging the sale of the assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company anticipates filing a motion to dismiss this appeal. If the motion to dismiss is denied, the Company cannot predict the ultimate impact, if any, on the Company, its financial statements and operations.

The Company, as a corporate entity, continues to exist as a reorganized entity.

Pursuant to the Plan, on May 25, 2000, all outstanding shares and options to purchase shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for
                                       11
the Department of Energy, which elected not to receive shares. As of June 25, 2001, the Company had a total of 84 shareholders of record.

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

Pursuant to the Company's Second Amended Plan of Reorganization, as of June 15, 2001, the Company had no material net assets. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described above in "Item 1. Description of Business - Plan of Operation."

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

The Company's common stock traded on the OTC Bulletin Board from June 4, 1997 until May 25, 2000, under the symbol "NOXOQ". Prior to June 4, 1997, it was traded in the Nasdaq Small Cap Market System. The following table sets forth the range of high and low closing bid quotations of the common stock for each fiscal quarter within the fiscal years ended June 30, 2000 and 1999:


                                                    BID OR TRADE PRICES
2000 FISCAL YEAR                               HIGH                    LOW

Quarter Ending 09/30/99............           $0.060                  $0.036
Quarter Ending 12/31/99............           $0.060                  $0.010
Quarter Ending 03/31/00............           $0.030                  $0.000
Quarter Ending 06/30/00(1).........           $0.025                  $0.004

                                                    BID OR TRADE PRICES
1999 FISCAL YEAR                               HIGH                    LOW

Quarter Ending 09/30/98............           $0.270                  $0.010
Quarter Ending 12/31/98............           $0.035                  $0.005
Quarter Ending 03/31/99............           $0.037                  $0.006
Quarter Ending 06/30/99............           $0.460                  $0.020

----------------------
(1) Through May 25, 2000, the date on which trading in the shares ceased.

As of June 25, 2001, there were no market makers in the Company's shares. The last reported trade by the OTC Bulletin Board was on May 25, 2000 at $0.010 per share.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of June 25, 2001, there were 84 record holders of the Company's common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no securities issued by the Company during the nine months ended March 31, 2001.


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

PLAN OF OPERATION

The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. The Company has engaged in preliminary discussions with several parties regarding the possibility of an acquisition or merger between the Company and another entity. If the Company is able to successfully negotiate an acquisition or merger agreement, any such agreement would likely be subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause any intended acquisition or merger to ultimately be abandoned. To date, no agreement has been reached regarding any such acquisition or merger and the Company is unable to predict if any such agreement will be reached. Accordingly, the Company can provide no assurances that the Company will be successful in negotiating and achieving a merger or acquisition.

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

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of the value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

LIQUIDITY

Effective April 16, 2001, the Company changed the date of its fiscal year end from June 30 to March 31. This report covers the transition period from July 1, 2000 to March 31, 2001. As such, the only comparable financial information presented is for the nine months ended March 31, 2000 (unaudited).

At March 31, 2001 and 2000 (unaudited), the Company had a working capital deficit of $2,871 and $3,760,190, respectively. The decrease in the working capital deficit is due to the reduction of the prepetition liabilities in connection with the consummation of the Plan on May 25, 2000. During the nine months ended March 31, 2001, the Company incurred legal and accounting expenses relating to its filings with the Securities and Exchange Commission and the bankruptcy proceedings. The Company will continue to incur expenses relating to its filings with the SEC as long as it remains a reporting issuer.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of March 31, 2001, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. At March 31, 2001, funds held by attorney in escrow together with recoverable preference payments, net of liabilities not subject to compromise, amounted to $17,146. A motion for a final decree in the bankruptcy case is expected during the third quarter of the 2001 calendar year. The Company intends to assert its entitlement to the balance of the escrow account remaining after payment of liabilities not subject to compromise and expenses yet to be incurred by the Company, if any, for legal and administrative work stemming from the pre-consummation phase of the bankruptcy. Lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro-rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. If any such funds, or a portion thereof, are distributed to the creditors, the Company's retained deficit would increase by a corresponding amount.

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

ASSETS

At March 31, 2001 the Company had total assets of $86,971 compared to total assets of $112,075 (unaudited) at March 31, 2000. At March 31, 2000, the Company's assets consisted of cash and prepaid expenses. At March 31, 2001, the majority of the Company's assets consisted of funds held by attorney in escrow. If the Company is not entitled to the escrow account balance, if any, the Company's retained deficit will increase by the amount distributed to creditors. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the nine months ended March 31, 2001 the Company had a net loss of $42,087. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company are:

    NAME                   AGE              TITLE(S)

    Robert Long            42               President since May 2000
                                            Director since November 1988
                                            Secretary from March 1993 to May
                                            2000.

    James Platek           33               Treasurer since May 2000
                                            Director since May 2000

    Spencer Levy           44               Secretary since May 2000
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

As of June 15, 2001, the Company did not have any standing audit, nominating, or compensation committees of the Board of Directors.

During the nine months ended March 31, 2001, no meetings of the Board of Directors were held.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge no reports were required to be filed during the nine- month period ended March 31, 2001.

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

FISCAL 2000 AND 2001 COMPENSATION ARRANGEMENTS

The following table sets forth information for Robert Long, the Company's Chief Executive Officer ("CEO") during the nine-month period ended March 31, 2001. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.


                                                                                  LONG TERM COMPENSATION
                                                                         -----------------------------------------
                                      ANNUAL COMPENSATION                         AWARDS               PAYOUTS
                                  --------------------------------------------------------------------------------
                                                            OTHER        RESTRICTED     SECURITIES
                                                            ANNUAL         STOCK        UNDERLYING                      ALL OTHER
NAME AND                                                    COMPEN-       AWARD(S)       OPTIONS /        LTIP          COMPEN-
PRINCIPAL POSITION       YEAR     SALARY($)    BONUS($)    SATION ($)       ($)           SARS ($)     PAYOUTS ($)      SATION ($)
----------------------------------------------------------------------------------------------------------------------------------

Robert Long              2001       -0-          -0-         -0-            -0-             -0-           -0-              -0-
President, Chief         2000       -0-          -0-         -0-            -0-             -0-           -0-              -0-
Executive Officer        1999       -0-          -0-         -0-            -0-             -0-           -0-              -0-
and Director(1)<F1>

(1)<F1> Mr. Long was elected President on May 25, 2000. Mr. Long previously served as Secretary of the Company, and as such the compensation reported for the fiscal years ended June 30, 1998 and June 30, 1999 reflects compensation to Mr. Long in his capacity as Secretary and/or as a director of the Company.

The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. At March 31, 2001 and June 30, 2000, Mr. Long did not hold any stock options in the Company.

STOCK OPTION PLANS

As of the date of this report, the Company does not have a stock option plan. As a result of the Bankruptcy Proceedings, the Company's 1990 Stock Option Plan was terminated, along with all outstanding options granted under the 1990 Stock Option Plan. As of the date of this report there are no outstanding stock options.

EMPLOYMENT AGREEMENTS

As of June 15, 2001, the Company did not have any employment agreements with its officers or directors.

DIRECTORS' COMPENSATION

The Company does not compensate directors for services in their capacities as directors. Directors are reimbursed for their expenses in connection with attendance at each Board Meeting.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of June 25, 2001, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group:


    NAME AND ADDRESS OF                    NUMBER OF SHARES
     BENEFICIAL OWNER                     BENEFICIALLY OWNED              PERCENT OF CLASS(1)<F1>

  Robert Long                                   360,000                            36%
  19 Maple Lane
  Rhinebeck, New York 12572

  Robert Platek(2)<F2>                          450,000                            45%
  5 Halls Lane
  Rye, New York 10580







  Spencer Levy                                   90,000                             9%
  11 Waverly Place #6H
  New York, New York 10003

  James Platek(2)<F2>                              -0-                              0%
  19 New England Avenue #8C
  Summit, New Jersey 07901

  All officers and directors, as a              450,000                            45%
  group (3 persons)

------------------

(1)<F1> Percentages are based on 1,000,000 shares of common stock outstanding as of June 25, 2001.

(2)<F2>  Robert Platek and James Platek are brothers.

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

2. During the nine months ended March 31, 2001, shareholders of the company loaned the Company $21,817. During the fiscal year ended June 30, 2000, Mr. Long, an officer, director and principal shareholder of the Company, advanced $29,531 to the Company for the payment of expenses.

3. In connection with the Company's acquisition of a target company, it is anticipated that the officers, directors and principal shareholders will sell all or a portion of their shares of the Company's common stock held by such persons and will receive compensation for such shares.

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

  3(i)             Articles of Incorporation, as amended (1)<F1>                                                  N/A

  3(ii)            Amended and Restated Bylaws (1)<F1>                                                            N/A

  11               Statement re computation of per share earnings (2)<F2>                                         N/A

---------------------------

(1)<F1> Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file
           No. 33-26541.
(2)<F2>    See Part I - Financial Statements.
(3)<F3> Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated May 23, 2000.


(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

           None.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        NOXSO CORPORATION



Dated: June 28, 2001                    By: /s/ROBERT M. LONG
                                           -------------------------------------
                                               Robert M. Long, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                                DATE

                                                     President and Director
/s/ROBERT M. LONG                                    (Principal Executive Officer)                        June 28, 2001
-------------------------------------
Robert M. Long
                                                     Treasurer and Director
                                                     (Principal Financial and Accounting
/s/ JAMES PLATEK                                     Officer)                                             June 28, 2001
-------------------------------------
James Platek


/s/ SPENCER LEVY                                     Secretary and Director                               June 28, 2001
-------------------------------------
Spencer Levy


                                NOXSO CORPORATION
                              FINANCIAL STATEMENTS
                               MARCH 31, 2001 AND
                                  JUNE 30, 2000


                                TABLE OF CONTENTS




                                                                        PAGE(S)

Report Of Independent Accountant                                          F-2

Balance Sheets - March 31, 2001 and June 30, 2000                         F-3

Statements Of Operations - Nine Months Ended March 31, 2001 and
Twelve Months Ended  June 30, 2000                                        F-4

Statements Of Changes In Stockholders' Equity - Nine Months
Ended March 31, 2001 and Twelve Months Ended  June 30, 2000               F-5

Statements Of Cash Flows- Nine Months Ended March 31, 2001 and
Twelve Months Ended  June 30, 2000                                        F-6

Notes To Financial Statements - March 31, 2001 and June 30, 2000   F-7 - F-11

                                                  2541 Monroe Avenue o Suite 304
                                                    Rochester, New York  14618
DANIEL J. BAIER, CPA, P.C.                               (716) 271-4550
================================================================================
Certified Public Accountant  o Business and Financial Advisory Services



    To the Board of Directors of NOXSO Corporation

    I have audited the accompanying balance sheets of NOXSO Corporation as of March 31, 2001 and June 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the nine months and twelve months, respectively, then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

    I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the auditsto obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

    In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOXSO Corporation as of March 31, 2001 and June 30, 2000, and the results of its operations and its cash flows for the nine months and the year then ended, respectively, in conformity with generally accepted accounting principles.

    As described in Note 3 to the financial statements, in 1997 a bankruptcy proceeding was commenced against the Company, and a final decree terminating the proceeding has not yet been issued. Also, continuation of any business of the reorganized entity is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans in regard to these matters are also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ DANIEL J. BAIER, CPA, P.C.


    Daniel J. Baier, CPA, P.C.
    Rochester, New York
    June 15, 2001

                                NOXSO CORPORATION
                                 BALANCE SHEETS


                                                             March 31,       June 30,
                                                                2001           2000
                                                         -------------------------------

 Cash                                                           $ 1,800          $ 1,958
 Recoverable Preference Payments                                 68,228           20,258
 Funds Held By Attorney In Escrow                                16,943           98,152
                                                         -------------------------------
 Current Assets                                                  86,971          120,368
                                                         -------------------------------

 Total Assets                                                  $ 86,971        $ 120,368
                                                         ===============================


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities Not Subject To Compromise                         $ 68,025         $ 81,152
 Amounts Due To Shareholders                                     21,817                -
                                                         -------------------------------
                                                                 89,842           81,152
                                                         -------------------------------



 Common Stock, $.01 Par Value, 20,000,000 Shares                 10,000           10,000
   Authorized, 1,000,000 Shares Outstanding
 Paid In Capital                                                 29,216           29,216
 Retained Deficit                                              (42,087)                -
                                                         -------------------------------
 Total Stockholders' Equity (Deficit)                           (2,871)           39,216
                                                         -------------------------------

 Total Liabilities and Shareholders' Equity                    $ 86,971        $ 120,368
                                                         ===============================


                 See accompanying notes to financial statements.

                                NOXSO CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                             Twelve
                                                         Nine Months         Months
                                                         Ended March       Ended June
                                                          31, 2001          30, 2000
                                                       ---------------------------------

Revenue                                                      $ -               $ -
                                                       ---------------------------------

 Legal and Accounting                                         115,760           503,909
 Corporate Expenses                                             4,014            23,466
                                                       ---------------------------------
                                                              119,774           527,375
                                                       ---------------------------------

 Reimbursement for Amounts Previously Disbursed                77,688           160,178
 Interest Income                                                    -               842
                                                       ---------------------------------
                                                               77,688           161,020
                                                       ---------------------------------

 Net (Loss)                                                 $ (42,087)       $ (366,356)
                                                       =================================

 Loss Per Common Share                                        $ (0.04)          $ (0.37)
                                                       =================================

 Average Shares Outstanding                                 1,000,000         1,000,000
                                                       =================================

                 See accompanying notes to financial statements.

         NOXSO CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND THE TWELVE MONTHS
                              ENDED JUNE 30, 2000

                                                      Prior
                                         Common       Common      Common                     Treasury      Retained
                                         Shares       Stock       Stock   Paid In Capital     Stock        Deficit        Total
                                         ------       -----       -----   ---------------     -----        -------        -----
Balance - June 30, 1999                15,383,468    $151,836   $     -     $16,907,293    $ (25,000)   $ (20,530,345) $ (3,496,216)
Fiscal Year 2000 - Net Loss                                                                                  (366,356)     (366,356)
Consummation of Bankruptcy Order      (14,383,468)   (151,836)    10,000    (16,878,077)      25,000       20,896,701     3,901,788
  and Recapitalization
  (May 25, 2000)
                                      ----------------------------------------------------------------------------------------------
Balance - June 30, 2000                 1,000,000           -     10,000         29,216            -               -         39,216

Nine Months Ended March 31, 2001 -
  Net Loss                                                                                                    (42,087)      (42,087)
                                      ----------------------------------------------------------------------------------------------
Balance - March 31, 2001                1,000,000    $      -   $ 10,000       $ 29,216            -      $   (42,087)     $ (2,871)
                                      ==============================================================================================





                 See accompanying notes to financial statements.

                                NOXSO CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                            NINE MONTHS          TWELVE
                                                               ENDED             MONTHS
                                                              MARCH 31,           ENDED
                                                                2001         JUNE 30, 2000
                                                                ----         -------------

Cash Flows From Operating Activities:
Net Loss                                                     $ (42,087)        $ (366,356)
Adjustments to reconcile net loss to
  net cash used by operating activities:
Other Current Assets                                            33,239             (9,530)
Liabilities Not Subject To Compromise                          (13,127)            81,152
                                                            ------------------------------
                                                               (21,975)          (294,734)
                                                            ------------------------------

Cash Flows From Investing Activities:                                -                  -
                                                            ------------------------------

Cash Flows From Financing Activities:
Receipt of Funds In Contemplation of Sale of Net                     -            215,000
  Assets
Receipt of Funds In Contemplation of                                 -             50,000
  Recapitalizing the Company
Amounts Advanced By Shareholders                                21,817             29,531

                                                            ------------------------------
                                                                21,817            294,531
                                                            ------------------------------

Net Decrease in Cash                                              (158)              (203)
Cash at Beginning of Period                                      1,958              2,161
                                                            ------------------------------
Cash at End of Period                                          $ 1,800            $ 1,958
                                                            ==============================

Cash Payments For Interest                                     $     -            $     -
                                                            ==============================

Cash Payments For Taxes                                        $     -            $     -
                                                         =====================================



                       See notes to financial statements.

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000


NOTE 1 - NATURE OF BUSINESS:

     NOXSO Corporation was incorporated in the Commonwealth of Virginia on August 28, 1979, to engage in developing, testing and marketing a process capable of removing certain emissions from the flue gas generated by the burning of coal. Until September 1998, the Company had been in the development stage and had not commenced commercial operation.

     In September 30, 1998, the Company ceased operations, closed and vacated its offices, and was no longer able to effect transactions crucial to a successful implementation of its plan for reorganization under a pending bankruptcy proceeding. In light of the Company's amended plan of reorganization which ultimately resulted in liquidation of the Company (see
     Note 3), the Company discontinued the application of accounting and reporting applicable to development stage enterprises.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Fiscal Year End -

     As of April 16, 2001, the Company changed the date of its fiscal year from June 30 to March 31.

     Use of Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000


     date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Liabilities Not Subject to Compromise -

     Such liabilities consist of accrued legal, accounting, and other fees incurred in connection with the conclusion of the Bankruptcy proceeding.

     Income Taxes -

     Under the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income taxes or credits are based on the changes in the asset or liability from period to period. There were no material temporary differences at March 31, 2001 or June 30, 2000.

     At March 31, 2001, the Company had net operating loss carryforwards approximating $15,431,000 that expire in fiscal years through 2018. The rate of utilization of these losses is now restricted because more than a 50% ownership change resulted from the consummation of the plan of reorganization confirmed by the Bankruptcy court.

     The ultimate utilization, if any, of the net operating losses is dependent on the Company meeting requirements imposed by the Internal Revenue Code that mandate a continuity of business for the net operating losses to be used as an reduction of taxable income. Since reorganized NOXSO is actively seeking merger candidates irrespective of business segment, it is not probable that the continuity of business requirement could be met; consequently, the merged entity would be unable to utilize the accumulated net operating losses.

     The deferred tax assets related to these net operating losses were entirely offset by a valuation allowances at March 31, 2001 and June 30, 2000

     Loss per Common Share -

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is equivalent to the basic net loss per share.


NOTE 3 - BANKRUPTCY AND PLAN OF REORGANIZATION:

     In 1997, an involuntary bankruptcy petition was filed against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000


     consented to the jurisdiction of the Court and was adjudicated bankrupt. The Company converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code. Subsequently, the Company operated as a debtor-in-possession in the proceeding.

     The Company's plan of reorganization was based on two principal elements. These two elements were the sale of its Tennessee Facility as well as the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process. The Company sold the Tennessee Facility; however, the Company was unable to effect the commercial demonstration of the NOXSO process. Accordingly, the Company filed a second amended plan of reorganization that resulted in liquidation of the Company's assets.

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

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary and a Director of the Company, for $50,000. This group would own 90% of the outstanding shares of the new common stock, and the remaining 10% of the new common stock will be distributed to certain of the creditors. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was approved.

     In connection with the distributions under the Company's second amended plan of reorganization, equity Interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the consummation date, and the equity interests will receive nothing on account of those interests.

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

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000


     In connection with the Company's recapitalization, Mr. Long had advanced the Company approximately $29,531 in addition to the $50,000 paid for the corporate entity.

     Following the liquidation entries, the amount remaining for recapitalization of the company consisted of $39,216 in the aggregate, of which $10,000 has been reflected as the par value for the Company's common stock and $29,216 has been reflected as paid in capital.

     Before the confirmation of the Company's second amended plan of reorganization, several shareholders objected to the confirmation and to the sale of the Company's assets to FLS MILJO a/s. The Bankruptcy Court considered the objections and overruled all of them by orders of December 9, 2000.

     On December 6, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company anticipates filing a motion to dismiss this appeal, which it expects to be sustained, although no such assurance can be given. Were the Company's motion for dismissal denied, the Company cannot predict the ultimate impact, if any, on the accompanying financial statements.

     A motion for a final decree has been filed in the Bankruptcy case and a hearing is anticipated to be held in June 2001. Currently, funds held by attorney in escrow together with recoverable preference payments, amount to $70,028. In connection with the final decree, the Company intends to assert its entitlement to the balance in the escrow account, however lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to the creditors, the Company's retained deficit would increase by a corresponding amount.


NOTE 4 - BUSINESS OPERATIONS:

     As described in Note 3, near the end of fiscal year 2000, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. During the nine months ended March 31, 2001, shareholders of the Company loaned the Company $21,817.

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND JUNE 30, 2000




     The Company has engaged in preliminary discussions with several parties regarding the possibility of an acquisition or merger between the Company and another entity. If the Company is able to successfully negotiate an acquisition or merger agreement, any such agreement would likely be subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause any intended acquisition or merger to ultimately be abandoned. To date, no agreement has been reached regarding any such acquisition or merger and the Company is unable to predict if any such agreement will be reached. Accordingly, the Company can provide no assurances that the Company will be successful in negotiating and achieving a merger or acquisition.

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


NOTE 5 - CAPITAL STRUCTURE:

     The Company has a single class of Common Stock with 20,000,000 shares authorized and 1,000,000 shares issued and outstanding.

     There are no warrants or options outstanding.

     Of the 1,000,000 shares of Common Stock issued and outstanding, 450,000 shares are owned by an officer of the Company.

                       NOXSO CORPORATION
                  CONSOLIDATED BALANCE SHEET

                           March 31,
                             2000
                          (Unaudited)

 Cash                                              $ 2,015
 Funds Held by Attorney in Escrow                  110,060
                                            ---------------
 Current Assets                                    112,075
                                            ---------------

 Equipment                                         339,931
 Furniture and Fixtures                            108,832
 Leasehold Improvements                             16,646
 Accumulated Depreciation                         (465,409)
                                            ---------------
 Net Fixed Assets                                        -
                                            ---------------

 Total Assets                                    $ 112,075
                                            ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Pre-Petition Liabilities                      $ 3,607,264
 Liabilities Not Subject To Compromise             265,000
 Amounts Due To Shareholders                        23,326
                                            ---------------
                                                 3,895,591
                                            ---------------

 Common Stock, $.01 Par Value, 20,000,000          151,836
  Shares Authorized, 15,383,468 Shares Issued
 Paid In Capital                                16,907,285
 Treasury Stock                                    (25,000)
 Retained Deficit                              (20,817,637)
                                            ---------------
 Total Stockholders' Equity (Deficit)           (3,783,516)
                                            ---------------

 Total Liabilities and Shareholders' Equity      $ 112,075
                                            ===============

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                               Nine Months
                                             Ended March 31,
                                            2000 (Unaudited)

 Revenues                                             $ -
                                         -----------------


 Legal and Accounting                             363,836
 Corporate Expenses                                 8,592
                                         -----------------
                                                  372,428
                                         -----------------
Reimbursement for Amounts Previously
   Disbursed                                       84,294
Interest Income                                       842
                                         -----------------
                                                   85,136
                                         -----------------

 NET LOSS                                      $ (287,292)
                                         =================

 LOSS PER COMMON SHARE                            $ (0.02)
                                         =================

 AVERAGE NUMBER OF SHARES OUTSTANDING          15,383,468
                                         =================

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000


                                     COMMON        COMMON          PAID IN       TREASURY            RETAINED
                                     SHARES         STOCK          CAPITAL         STOCK              DEFICIT              TOTAL
                                     ------         -----          -------         -----              -------              -----


Balance - June 30, 1999            15,383,468      $151,836      $16,907,285      $ (25,000)      $ (20,530,345)       $ (3,496,224)
Nine Months Ended
 March 31, 2000 - Net Loss                                                                             (287,292)           (287,292)
                                   -------------------------------------------------------------------------------------------------
Balance - March 31, 2000           15,383,468      $151,836      $16,907,285      $ (25,000)      $ (20,817,637)       $ (3,783,516)
                                   =================================================================================================


            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Nine Months
                                                   Ended March
                                                    31, 2000
                                                   (Unaudited)

 Cash Flows From Operating Activities:
  Net Loss                                        $ (287,292)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and Amortization
    Funds Held by Attorney in Escrow                  (5,368)
    Pre-petition Liabilities                           4,188
                                                -------------
                                                    (288,472)
                                                -------------

 Cash Flows From Investing Activities:
                                                           -
                                                -------------

 Cash Flows From Financing Activities:
  Receipt of Funds in Contemplation of
    Sale of Net Assets                               215,000
  Receipt of Funds in Contemplation of
    Recapitalizing the Company                        50,000
                                                      23,326
                                                -------------
                                                     288,326
                                                -------------

 Net Decrease in Cash                                 25,891
 Cash at Beginning of Period                          23,738
                                                -------------
 Cash at End of Period                              $ 49,629
                                                =============

 Cash Payments For Interest                             $  -
                                                =============

Cash Payments For Taxes                                 $  -
                                                =============

            See Notes To Unaudited Consolidated Financial Statements

                                NOXSO CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000


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

     In September 30, 1998, the Company ceased operations, closed and vacated its offices, and was no longer able to effect transactions crucial to a successful implementation of its plan for reorganization under a pending bankruptcy proceeding. In light of the Company's amended plan of reorganization which ultimately resulted in liquidation of the Company (see
     Note 3), the Company discontinued the application of accounting and reporting applicable to development stage enterprises.

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

     Following the sale of its major assets, the Company deemed all remaining Property and Equipment in future operations to be impaired; accordingly, these remaining assets were fully reserved in fiscal year 1998. Subsequent to March 31, 2000, with the consummation of the Bankruptcy Order as of May 25, 2000, all property accounts have eliminated.

     Liabilities Not Subject to Compromise -

     At March 31, 2000, such liabilities consisted of accrued legal, accounting, and other fees incurred in connection with the conclusion of the Bankruptcy proceeding.

     Income Taxes -

     Under the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income taxes or credits are based on the changes in the asset or liability from period to period. There were no material temporary differences at March 31, 2000.

     At March 31, 2000, the Company had tax loss carryforwards of approximately $15 million, which expire between 2000 and 2018. The deferred tax assets related to these net operating losses were entirely offset by a valuation allowances at March 31, 2000.

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

     Subsequently, the Company operated as a debtor-in-possession in the proceeding.

     The Company's plan of reorganization was based on two principal elements. These two elements were the sale of its Tennessee Facility as well as the location of a site and the obtaining of funding (including reinstatement of DOE funding) to construct a commercial-size demonstration of the NOXSO Process. The Company sold the Tennessee Facility; however, the Company was unable to effect the commercial demonstration of the NOXSO process. Accordingly, the Company filed a second amended plan of reorganization that resulted in liquidation of the Company's assets.

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

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary and a Director of the Company, for $50,000. This group would own 90% of the outstanding shares of the new common stock, and the remaining 10% of the new common stock will be distributed to certain of the creditors. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens for $215,000 was approved.

     In connection with the distributions under the Company's second amended plan of reorganization, equity Interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, will be cancelled on the consummation date, and the equity interests will receive nothing on account of those interests.

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

     Following the liquidation entries, the amount remaining for recapitalization of the company consisted of $39,216 in the aggregate, of which $10,000 has been reflected as the par value for the Company's common stock and $29,216 has been reflected as paid in capital.

     Before the confirmation of the Company's second amended plan of reorganization, several shareholders objected to the confirmation and to the sale of the Company's assets to FLS MILJO a/s. The Bankruptcy Court considered the objections and overruled all of them by orders of December 9, 2000.

     On December 6, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company anticipates filing a motion to dismiss this appeal, which it expects to be sustained, although no such assurance can be given. Were the Company's motion for dismissal denied, the Company cannot predict the ultimate impact, if any, on the accompanying financial statements.

     A motion for a final decree has been filed in the Bankruptcy case and a hearing is anticipated to be held in June 2001. In connection with the final decree, the Company intends to assert its entitlement to the balance in the escrow account, however lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to the creditors, the Company's retained deficit would increase by a corresponding amount.


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

     The Company has engaged in preliminary discussions with several parties regarding the possibility of an acquisition or merger between the Company and another entity. If the Company is able to successfully negotiate an acquisition or merger agreement, any such agreement would likely be subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause any intended acquisition or merger to ultimately be abandoned. To date, no agreement has been reached regarding any such acquisition or merger and the Company is unable to predict if any such agreement will be reached. Accordingly, the Company can provide no assurances that the Company will be successful in negotiating and achieving a merger or acquisition.

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