Form 10QSB
period 2001-06-30
NOXSO CORP
filed 2001-08-20
CIK 314307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: JUNE 30, 2001

[  ]            TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT

           For the transition period from _____________ to ______________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     1,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF JUNE 30, 2001

 Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                ----   ----


Exhibit index on page 12                                      Page 1 of 13 pages

                                NOXSO CORPORATION
                                 BALANCE SHEETS


                                                                       June 30, 2001         March 31,
                                                                        (Unaudited)            2001

Cash                                                                   $      1,800        $      1,800
Recoverable Preference Payments                                                 -                68,228
Funds Held By Attorney In Escrow                                             76,159              16,943
                                                                       -------------       -------------
Current Assets                                                               77,959              86,971
                                                                       -------------       -------------

Total Assets                                                           $     77,959        $     86,971
                                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise                                  $     56,795        $     68,025
Amounts Due To Shareholders                                                  44,317              21,817
                                                                       -------------       -------------
                                                                            101,112              89,842
                                                                       -------------       -------------


Common Stock, $0.01 Par Value, 20,000,000 Shares Authorized,
  1,000,000 Shares Outstanding                                               10,000              10,000
Paid In Capital                                                              29,216              29,216
Retained Deficit                                                            (62,369)            (42,087)
                                                                       -------------       -------------
Total Stockholders' Equity (Deficit)                                        (23,153)             (2,871)
                                                                       -------------       -------------
Total Liabilities and Shareholders' Equity                             $     77,959        $     86,971
                                                                       -------------       -------------


                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three Months              Three Months
                                                                  Ended June 30,           Ended June 30,
                                                                       2001                     2000
                                                                   (Unaudited)              (Unaudited)


Revenue                                                           $         -              $         -
                                                                  --------------           --------------

Legal and Accounting                                                     20,228                  140,073
Corporate Expenses                                                           54                   14,874
                                                                  --------------           --------------
                                                                         20,282                  154,947
                                                                  --------------           --------------

Reimbursement for Amounts Previously Disbursed                              -                     75,883
                                                                  --------------           --------------
                                                                            -                     75,883
                                                                  --------------           --------------
Net Income / (Loss)                                               $     (20,282)                 (79,064)
                                                                  ==============           ==============

Loss Per Common Share                                             $       (0.02)           $       (0.08)
                                                                  ==============           ==============

Average Shares Outstanding                                            1,000,000                1,000,000
                                                                  ==============           ==============



                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three Months              Three Months
                                                                  Ended June 30,           Ended June 30,
                                                                       2001                     2000
                                                                   (Unaudited)              (Unaudited)

Cash Flows From Operating Activities:
  Net Loss                                                        $     (20,282)           $     (79,064)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
    Change in Current Assets                                              9,012                   (8,283)
    Change in Current Liabilities                                       (11,230)                  16,349
    Change in Amounts Due Shareholders                                   22,500                   23,327
                                                                  --------------           --------------
                                                                            -                    (47,671)
                                                                  --------------           --------------

Cash Flows From Investing Activities:                                       -                        -
                                                                  --------------           --------------

Cash Flows From Financing Activities:                                       -                        -
                                                                  --------------           --------------

Net Change in Cash                                                          -                    (47,671)
Cash at Beginning of Period                                               1,800                   49,629
                                                                  --------------           --------------
Cash at End of Period                                             $       1,800            $       1,958
                                                                  ==============           ==============

Cash Payments for Interest                                        $         -              $         -
                                                                  ==============           ==============

Cash Payments for Taxes                                           $         -              $         -
                                                                  ==============           ==============


                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of June 30, 2001 and March 31, 2001 and statements of operations and cash flows for the three month periods ended June 30, 2001 and 2000 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

     The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on March 31, 2002.


2. OTHER MATTERS

     As described in Note 3 to the financial statements accompanying the Company's annual report on Form 10-KSB, In 1997, an involuntary bankruptcy petition was filed against the Company in the United States Bankruptcy Court in the Eastern District of Tennessee. On June 4, 1997, the Company consented to the jurisdiction of the Court and was adjudicated bankrupt. The Company converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code. Subsequently, the Company operated as a debtor-in-possession in the proceeding.

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

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


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

     On December 6, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company filed a motion to dismiss this appeal, which was sustained. However, the individual filed a motion with the Bankruptcy Court for a rehearing. The Company believes the Bankruptcy Court will deny this motion, although no such assurance can be given. As a consequence, the Company cannot predict the ultimate impact of this claim, if any, on the accompanying financial statements.

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


     Separately, the same individual described in the above paragraph has commenced a class action lawsuit against the Company, its Officers and Directors, and lead counsel in the Bankruptcy proceeding with allegations substantially the same as previously asserted in the actions described above. This class action lawsuit is at a preliminary stage, and the Company is unable to predict the ultimate impact of this lawsuit, if any, on the accompanying financial statements. Inasmuch as parties ranging from former shareholders to defendants in this lawsuit may assert claims against the assets of the Company (principally, funds held by attorneys in escrow), it is reasonably possible that the Bankruptcy proceeding may be extended before a final decree is ordered. The Company is unable to predict the nature, timing, extent or ultimate adjudication of such claims, if any.

     A motion for a final decree was filed in the Bankruptcy case and a hearing is scheduled for September 2001. Currently, funds held by attorney in escrow together with recoverable preference payments, amount to $76,159. In connection with its motion for final decree, the Company intends to assert its entitlement to the balance in the escrow account, however lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. Also, these funds may be the subject of claims stemming from the class action lawsuit described in the above paragraph. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to the creditors or other parties, the Company's retained deficit would increase by a corresponding amount.

     As discussed in Note 4 to the financial statements accompanying the Company's annual report on Form 10-KSB, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. During the three months ended June 30, 2001, shareholders of the Company loaned the Company $22,500.

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

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS



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

LIQUIDITY

At June 30, 2001, the Company had a working capital deficit of $23,153, compared to a deficit of $2,871 at March 31, 2001. The increase in the working capital deficit is due primarily to an increase in amounts due to shareholders, which represents fees paid on behalf of the Company by shareholders. During the three months ended June 30, 2001, the Company incurred legal and accounting expenses relating to its filings with the Securities and Exchange Commission and the bankruptcy proceedings. The Company will continue to incur expenses relating to its filings with the SEC as long as it remains a reporting issuer.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of June 30, 2001, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. At June 30, 2001, funds held by attorney in escrow together with recoverable preference payments, net of liabilities not subject to compromise, amounted to $19,364.

Before the confirmation of the Company's second amended plan of reorganization, several shareholders objected to the confirmation and to the sale of the Company's assets to FLS MILJO a/s. The Bankruptcy Court considered the objections and overruled all of them by orders of December 9, 2000.

On December 6, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company filed a motion to dismiss this appeal, which was sustained. However, the individual filed a motion with the Bankruptcy Court for a rehearing. The Company believes the Bankruptcy Court will deny this motion, although no such assurance can be given. As a consequence, the Company cannot predict the ultimate impact of this claim, if any, on the accompanying financial statements.

Separately, the same individual referred to in the preceding paragraph has commenced a class action lawsuit against the Company, its Officers and Directors, and lead bankruptcy counsel with allegations substantially the same as previously asserted in the actions described above. This class action lawsuit is at a preliminary stage, and the Company is unable to predict the ultimate impact of this lawsuit, if any, on the accompanying financial statements. Inasmuch as parties ranging from former shareholders to defendants in this lawsuit may assert claims against the assets of the Company (principally, funds held by attorneys in escrow), it is reasonably possible that the Bankruptcy proceeding may be extended before a final decree is ordered. The Company is unable to predict the nature, timing, extent or ultimate adjudication of such claims, if any.

A motion for a final decree in the bankruptcy case was filed and a hearing is scheduled for September 2001. The Company intends to assert its entitlement to the balance of the escrow account remaining after payment of liabilities not subject to compromise and expenses yet to be incurred by the Company, if any, for legal and administrative work stemming from the pre-consummation phase of the bankruptcy. Lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro-rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. If any such funds, or a portion thereof, are distributed to the creditors, the Company's retained deficit would increase by a corresponding amount.

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

ASSETS

At June 30, 2001 the Company had total assets of $77,959 compared to total assets of $86,971 at March 31, 2001. At March 31, 2001, the Company's assets consisted of cash, recoverable preference payments and funds held by attorney in escrow. At June 30, 2001, the majority of the Company's assets consisted of funds held by attorney in escrow. If the Company is not entitled to the escrow account balance, if any, the Company's retained deficit will increase by the amount distributed to creditors. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the three months ended June 30, 2001 the Company had a net loss of $20,828. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         An individual has commenced a class action lawsuit against the Company, its Officers and Directors, and lead counsel in the Bankruptcy proceeding with allegations substantially the same as those asserted in the bankruptcy case. This class action lawsuit is at a preliminary stage, and the Company is unable to predict the ultimate impact of this lawsuit, if any, on the accompanying financial statements. Inasmuch as parties ranging from former shareholders to defendants in this lawsuit may assert claims against the assets of the Company (principally, funds held by attorneys in escrow), it is reasonably possible that the Bankruptcy proceeding may be extended before a final decree is ordered. The Company is unable to predict the nature, timing, extent or ultimate adjudication of such claims, if any.

ITEM 2.  CHANGES IN SECURITIES

              Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable.

ITEM 5.  OTHER INFORMATION

              Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
              A)       EXHIBITS

         REGULATION S-B                                                            CONSECUTIVE
             NUMBER                         EXHIBIT                                PAGE NUMBER
               2           Debtor's Second Plan of Reorganization with
                           Modifications Through December 2, 1999, Order
                           of Judge R. Thomas Stinnett dated December 9,
                           1999 and Order Approving Disclosure Statement
                           and Confirming Second Amended Plan of
                           Reorganization Under Chapter 11 of the Bankruptcy
                           Code (3)<F3>                                                N/A
               3(i)        Articles of Incorporation, as amended (1)<F1>               N/A
               3(ii)       Amended and Restated Bylaws (1)<F1>                         N/A
               11          Statement re computation of per share earnings(2)<F2>       N/A

--------------------------------

(1)<F1> Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.
(2)<F2>  See Part I - Financial Statements.
(3)<F3> Incorporated by reference to the Exhibits previously filed with the Company's Current Report on Form 8-K dated May 23, 2000.

         B)     REPORTS ON FORM 8-K:

                Form 8-K dated April 16, 2001 reporting the change of the Company's fiscal year end under Item 8.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NOXSO CORPORATION
                                       (Registrant)

Date:      AUGUST 20, 2001             By:  /s/ James Platek
         --------------------             --------------------------------------
                                          James Platek, Director, Treasurer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer