Form 10QSB
period 2001-09-30
NOXSO CORP
filed 2001-11-14
CIK 314307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: SEPTEMBER 30, 2001

[  ]            TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE
                                  EXCHANGE ACT

      For the transition period from _________________ to ________________

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

   1,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF SEPTEMBER 30, 2001

Transitional Small Business Disclosure Format (check one);  Yes      No  X
                                                               ----     ----

Exhibit index on page 12                                      Page 1 of 13 pages

                                NOXSO CORPORATION
                                 BALANCE SHEETS


                                                       September 30,
                                                     2001 (Unaudited)        March 31, 2001

 Cash                                                $        1,800          $      1,800

 Recoverable Preference Payments                                 -                 68,228

 Funds Held By Attorney In Escrow                            70,691                16,943
                                                     -----------------       ---------------
 Current Assets                                              72,491                86,971
                                                     -----------------       ---------------

 Total Assets                                        $       72,491          $     86,971
                                                     =================       ===============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities Not Subject To Compromise               $       61,868          $     68,025

  Amounts Due To Shareholders                                47,418                21,817
                                                     -----------------       ---------------
                                                            109,286                89,842
                                                     -----------------       ---------------

 Common Stock, $.01 Par Value, 20,000,000 Shares             10,000                10,000

    Authorized, 1,000,000 Shares Outstanding

 Paid In Capital                                             29,216                29,216

 Retained Deficit                                           (76,011)              (42,087)
                                                     -----------------       ---------------
 Total Stockholders' Equity (Deficit)                       (36,795)               (2,871)
                                                     -----------------       ---------------

 Total Liabilities and Shareholders' Equity          $       72,491          $     86,971
                                                     =================       ===============



                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       Six Months        Six Months        Three Months       Three Months
                                                    Ended September    Ended September    Ended September    Ended September
                                                       30, 2001           30, 2000           30, 2001           30, 2000
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)




 Revenue                                           $           -      $           -      $          -       $          -
                                                   ----------------   ---------------    ---------------    ---------------

 Legal and Accounting                                     32,849            147,561            12,621              7,488

 Corporate Expenses                                        1,075             21,665             1,021              6,791
                                                   ----------------   ---------------    ---------------    ---------------
                                                          33,924            169,226            13,642             14,279
                                                   ----------------   ---------------    ---------------    ---------------
 Reimbursement for Amounts Previously
   Disbursed                                                   -             76,748                 -                865
                                                   ----------------   ---------------    ---------------    ---------------
                                                               -             76,748                 -                865
                                                   ----------------   ---------------    ---------------    ---------------

 Net Income / (Loss)                               $     (33,924)     $     (92,478)     $    (13,642)      $    (13,414)
                                                   ================   ===============    ===============    ===============

 Loss Per Common Share                             $       (0.03)     $       (0.09)     $      (0.01)      $      (0.01)
                                                   ================   ===============    ===============    ===============

 Average Shares Outstanding                            1,000,000          1,000,000         1,000,000          1,000,000
                                                   ================   ===============    ===============    ===============



                   See Notes to Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Six Months        Six Months     Three Months     Three Months
                                                        Ended             Ended           Ended            Ended
                                                     September 30,     September 30,   September 30,    September 30,
                                                         2001              2000            2001             2000
                                                      (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)


 Cash Flows From Operating Activities:

   Net Loss                                          $   (33,924)      $   (92,478)    $   (13,642)     $   (13,414)

   Adjustments to reconcile net loss to net cash used by operating activities:

     Change in Current Assets                             14,480            (1,660)          5,468            6,623

     Change in Current Liabilities                        (6,157)           23,140           5,073            6,791

     Change in Amounts Due Shareholders                   25,601            23,327           3,101               -
                                                     -------------     -------------   --------------   -------------
                                                              -            (47,671)             -                -
                                                     -------------     -------------   --------------   -------------

 Cash Flows From Investing Activities:                        -                 -               -                -
                                                     -------------     -------------   --------------   -------------

 Cash Flows From Financing Activities:                        -                 -               -                -
                                                     -------------     -------------   --------------   -------------

 Net Change in Cash                                           -            (47,671)             -                -

 Cash at Beginning of Period                               1,800            49,629           1,800            1,958
                                                     -------------     -------------   --------------   -------------
 Cash at End of Period                               $     1,800       $     1,958     $     1,800      $     1,958
                                                     =============     =============   ==============   =============

                                                                                                -                -
 Cash Payments For Interest                          $        -        $        -      $        -       $        -
                                                     =============     =============   =============    =============
                                                                                                -                -
 Cash Payments For Taxes                             $        -        $        -      $        -       $        -
                                                     =============     =============   =============    =============



                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of September 30, 2001 and March 31, 2001 and statements of operations and cash flows for the three and six month periods ended September 30, 2001 and 2000 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

     The results of operations for the three and six month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on March 31, 2002.


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

     On December 2, 1999, the Bankruptcy Court issued an Order confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to the terms of the Order, the Company was authorized to separately transfer the corporate entity and its assets. The proceeds from these transfers were to be used for the distributions to be made pursuant to the second amended plan, which would be in full and final satisfaction, settlement, release and discharge as against the Company, of any and all Claims and Interests of any nature whatsoever that arose before December 2, 1999.

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary and a Director of the Company, for $50,000. This group would own 90% of the outstanding shares of the new common stock, and the remaining 10% of the new common stock would be distributed to certain of the creditors. Simultaneously, the Company's sale of assets to FLS MILJO a/s free and clear of liens was approved.

     In connection with the distributions under the Company's second amended plan of reorganization, equity interests based upon ownership of existing securities or rights to acquire existing securities, including without limitation vested and non-vested warrants, options, preemption rights or other rights, would be cancelled on the consummation date, and the equity interests would receive nothing on account of those interests.

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

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

     On December 6, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company filed a motion to dismiss this appeal, which was sustained. However, the individual filed a motion with the Bankruptcy Court for a rehearing. On July 23 2001, the Bankruptcy Court denied the motion for rehearing, which was upheld on October 2, 2001. As a consequence, the Company currently believes the ultimate impact of this claim, if any, on the accompanying financial statements will not be significant.

     Separately, the same individual described in the above paragraph has commenced a class action lawsuit against the Company, its Officers and Directors, and lead counsel in the Bankruptcy proceeding with allegations substantially the same as previously asserted in the actions described above. This class action lawsuit remains at a preliminary stage, and the Company is unable to predict the ultimate impact of this lawsuit, if any, on the accompanying financial statements. Inasmuch as parties ranging from former shareholders to defendants in this lawsuit may assert claims against the assets of the Company (principally, funds held by attorneys in escrow), it is reasonably possible that the Bankruptcy proceeding may be extended before a final decree is ordered. The Company is unable to predict the nature, timing, extent or ultimate adjudication of such claims, if any.

     A motion for a final decree was filed in the Bankruptcy case and remains pending. Currently, funds held by attorney in escrow together with recoverable preference payments, amount to $70,691. In connection with its motion for final decree, the Company intends to assert its entitlement to the balance in the escrow account; however lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. Also, these funds may be the subject of claims stemming from the class action lawsuit described in the above paragraph. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to the creditors or other parties, the Company's retained deficit would increase by a corresponding amount.

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


     As discussed in Note 4 to the financial statements accompanying the Company's annual report on Form 10-KSB, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. During the six months ended September 30, 2001, shareholders of the Company loaned the Company $25,601.

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

The corporate entity was conveyed to the investor group without any assets or liabilities, excluding the value, if any, of any tax loss carryforwards attributed to the Company. As such, the financial statements of the Company prior to the sale are not representative of the Company's future operations.

As of the date of this report the Company has no source of income and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

PLAN OF OPERATION

The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. In the event the Company is unable to obtain additional capital or funding it may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, management intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. As such, the financial statements included herein are not necessarily indicative of the Company's future operations.

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

LIQUIDITY

At September 30, 2001, the Company had a working capital deficit of $36,795, compared to a deficit of $2,871 at March 31, 2001. The increase in the working capital deficit is due primarily to an increase in amounts due to shareholders, which represents fees paid on behalf of the Company by shareholders. During the six months ended September 30, 2001, the Company incurred legal and accounting expenses relating to its filings with the Securities and Exchange Commission and the bankruptcy proceedings. The Company will continue to incur expenses relating to its filings with the SEC as long as it remains a reporting issuer.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of September 30, 2001, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. At September 30, 2001, funds held by attorney in escrow together with recoverable preference payments, net of liabilities not subject to compromise, amounted to $8,823.

Before the confirmation of the Company's second amended plan of reorganization, several shareholders objected to the confirmation and to the sale of the Company's assets to FLS MILJO a/s. The Bankruptcy Court considered the objections and overruled all of them by orders of December 9, 2000.

On December 6, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company filed a motion to dismiss this appeal, which was sustained. However, the individual filed a motion with the Bankruptcy Court for a rehearing. On July 23 2001, the Bankruptcy Court denied the motion for rehearing, which was upheld on October 2, 2001. As a consequence, the Company currently believes the ultimate impact of this claim, if any, on the accompanying financial statements will not be significant.

Separately, the same individual described in the above paragraph has commenced a class action lawsuit against the Company, its Officers and Directors, and lead counsel in the Bankruptcy proceeding with allegations substantially the same as previously asserted in the actions described above. This class action lawsuit remains at a preliminary stage, and the Company is unable to predict the ultimate impact of this lawsuit, if any, on the accompanying financial statements. Inasmuch as parties ranging from former shareholders to defendants in this lawsuit may assert claims against the assets of the Company (principally, funds held by attorneys in escrow), it is reasonably possible that the Bankruptcy proceeding may be extended before a final decree is ordered. The Company is unable to predict the nature, timing, extent or ultimate adjudication of such claims, if any.

No date has been set for a motion for a final decree in the bankruptcy case. Management expects that a final decree will be entered during the fourth quarter of the 2001 calendar year. The Company intends to assert its entitlement to the balance of the escrow account remaining after payment of liabilities not subject to compromise and expenses yet to be incurred by the Company, if any, for legal and administrative work stemming from the pre-consummation phase of the bankruptcy. Lead counsel in the bankruptcy proceeding has advised the Company that to the extent any such funds remain, such funds should be distributed pro-rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. If any such funds, or a portion thereof, are distributed to the creditors, the Company's retained deficit would increase by a corresponding amount.

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

ASSETS

At September 30, 2001 the Company had total assets of $72,491 compared to total assets of $86,971 at March 31, 2001. At March 31, 2001, the Company's assets consisted of cash, recoverable preference payments and funds held by attorney in escrow. At September 30, 2001, the majority of the Company's assets consisted of funds held by attorney in escrow. If the Company is not entitled to the escrow account balance, if any, the Company's retained deficit will increase by the amount distributed to creditors. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the three and six months ended September 30, 2001 the Company had net losses of $13,642 and $33,924, respectively. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

As described in Note 2 of the Notes to Financial Statements, near the end of fiscal year 2000, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company presently does not have sufficient liquid assets to finance any significant level of operations and without further financial support from shareholders or others, may not be able to meet its obligations as they become due and, accordingly, may not be able to develop any business operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about July 11, 2001, Edward Farmer commenced a class action lawsuit against the Company, Edwin J. Kilpela, John L. Haslbeck, Lewis
         G. Neal, John R. Toedtman and Stephen Voss, former officers and directors of the Company, Robert Long, a current officer and director of the Company, Doepken, Keevican & Weiss, lead counsel in the Bankruptcy proceeding, and FLS Miljo a/s. The action was filed in the United States District Court for the Western District of Pennsylvania. Mr. Farmer alleges that the defendants committed corporate governance violations, securities law violations, breached their fiduciary duties to the Company's shareholders, committed fraud and deceit, and improperly transferred the assets of the Corporation. Additionally, Mr. Farmer alleges that the defendants withheld information from the shareholders and the bankruptcy court. The plaintiff is seeking compensatory damages of $90,000,000, punitive damages of $500,000,000, and an injunction prohibiting the Company from transferring its assets to FLS Miljo a/s.

         This class action lawsuit remains at a preliminary stage, and the Company is unable to predict the ultimate impact of this lawsuit, if any, on the accompanying financial statements. Inasmuch as parties in this lawsuit may assert claims against the assets of the Company (principally, funds held by attorneys in escrow), it is reasonably possible that the Bankruptcy proceeding may be extended before a final decree is ordered. The Company is unable to predict the nature, timing, extent or ultimate adjudication of such claims, if any.


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Effective November 7, 2001, the Company's common stock was approved for quotation on the OTC Bulletin Board and/or the Pink Sheets under the symbol "NXSO".

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

                                      NOXSO CORPORATION
                                      (Registrant)

Date:      NOVEMBER 14, 2001          By:    /s/ James Platek
         -----------------------         --------------------------------------
                                      James Platek, Director, Treasurer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer