Form 10QSB
period 2001-12-31
NOXSO CORP
filed 2002-02-19
CIK 314307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: DECEMBER 31, 2001

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                EXCHANGE ACT

     For the transition period from ________________ to ________________

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

   1,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF DECEMBER 31, 2001

  Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                 ----    ----

Exhibit index on page 13                                      Page 1 of 14 pages

                               NOXSO CORPORATION
                                 BALANCE SHEETS



                                                                      December,
                                                                        2001               March 31,
                                                                     (Unaudited)             2001

 Cash                                                                     1,850          $    1,800
 Recoverable Preference Payments                                            -                68,228
 Funds Held By Attorney In Escrow                                        61,163              16,943
                                                                    ------------         -----------
 Current Assets                                                          63,013              86,971
                                                                    ------------         -----------

 Total Assets                                                       $    63,013          $   86,971
                                                                    ============         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities Not Subject To Compromise                              $    57,450          $   68,025
  Amounts Due To Shareholders                                            55,530              21,817
                                                                    ------------         -----------
                                                                        112,980              89,842
                                                                    ------------         -----------

 Common Stock, $.01 Par Value, 20,000,000 Shares                         10,000              10,000
    Authorized, 1,000,000 Shares Outstanding
 Paid In Capital                                                         29,216              29,216
 Retained Deficit                                                       (89,183)            (42,087)
                                                                    ------------         -----------
 Total Stockholders' Equity (Deficit)                                   (49,967)             (2,871)
                                                                    ------------         -----------

 Total Liabilities and Shareholders' Equity                         $    63,013          $   86,971
                                                                    ============         ===========

                  See Notes To Unaudited Financial Statements

                               NOXSO CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Nine Months       Nine Months       Three Months      Three Months
                                                     Ended             Ended              Ended             Ended
                                                 December 31,       December 31,       December 31,      December 31,
                                                      2001              2000              2001               2000
                                                 (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)

Revenue                                          $         -       $          -       $          -      $          -
                                                 ------------      -------------      -------------     -------------

 Legal and Accounting                                 39,632            229,614              6,784            82,053
 Corporate Expenses                                    1,186             23,482                110             1,816
                                                 ------------      -------------      -------------     -------------
                                                      40,818            253,096              6,894            83,869
                                                 ------------      -------------      -------------     -------------

 Reimbursement for Amounts Previously Disbursed            -             76,749                  -                 -
                                                 ------------      -------------      -------------     -------------
                                                           -             76,749                  -                 -
                                                 ------------      -------------      -------------     -------------

 Net (Loss)                                      $   (40,818)      $   (176,347)      $     (6,894)     $    (83,869)
                                                 ============      =============      =============     =============

 Loss Per Common Share                           $     (0.04)      $      (0.18)      $      (0.01)     $      (0.08)
                                                 ============      =============      =============     =============

 Average Shares Outstanding                        1,000,000          1,000,000          1,000,000         1,000,000
                                                 ============      =============      =============     =============


                  See Notes To Unaudited Financial Statements

                               NOXSO CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine Months       Nine Months       Three Months      Three Months
                                                     Ended             Ended              Ended             Ended
                                                 December 31,       December 31,       December 31,      December 31,
                                                      2001              2000              2001               2000
                                                 (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)

 Cash Flows From Operating Activities:
   Net Loss                                      $   (40,818)       $  (176,347)      $     (6,894)     $    (83,869)
   Adjustments to reconcile net loss to net
   cash used by operating activities:
     Change in Current Assets                         14,480            109,127                  -           110,787
     Change in Current Liabilities                    (7,325)           (10,595)            (1,169)          (33,735)
     Change in Amounts Due Shareholders               33,713             30,144              8,113             6,817
                                                 ------------      -------------      -------------     -------------
                                                          50            (47,671)                50                 -
                                                 ------------      -------------      -------------     -------------

 Cash Flows From Investing Activities:                     -                  -                  -                 -
                                                 ------------      -------------      -------------     -------------

 Cash Flows From Financing Activities:                     -                  -                  -                 -
                                                 ------------      -------------      -------------     -------------

 Net Change in Cash                                       50            (47,671)                50                 -
 Cash at Beginning of Period                           1,800             49,629              1,800             1,958
                                                 ------------      -------------      -------------     -------------
 Cash at End of Period                           $     1,850       $      1,958       $      1,850      $      1,958
                                                 ============      =============      =============     =============

 Cash Payments For Interest                      $         -       $          -       $          -      $          -
                                                 ============      =============      =============     =============

 Cash Payments For Taxes                         $         -       $          -       $          -      $          -
                                                 ============      =============      =============     =============


                  See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of December 31, 2001 and March 31, 2001 and statements of operations and cash flows for the three and nine month periods ended December 31, 2001 and 2000 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

     The results of operations for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on March 31, 2002.


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

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS



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

     In December, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. The Company filed a motion to dismiss this appeal, which was sustained. However, the individual filed a motion with the Bankruptcy Court for a rehearing. On July 23 2001, the Bankruptcy Court denied the motion for rehearing, which was upheld on October 2, 2001. As a consequence, the Company currently believes the ultimate impact of this claim, if any, on the accompanying financial statements will not be significant.

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

     Separately, the same individual described in the above paragraph commenced a class action lawsuit against the Company, its Officers and Directors, and lead counsel in the Bankruptcy proceeding with allegations substantially the same as previously asserted in the actions described above. This class action lawsuit was dismissed on February 8, 2002.

     A motion for a final decree was filed in the Bankruptcy case; however, the motion remains pending. Currently, funds held by attorney in escrow together with recoverable preference payments, amount to $61,163 (the "escrow account"). Various parties may assert claims against the assets of the Company (principally, the escrow account); accordingly, it is reasonably possible that the Bankruptcy proceeding may be extended before a final decree is ordered. The Company is unable to predict the nature, timing, extent or ultimate adjudication of such claims, if any.

     In connection with its motion for final decree, the Company intends to assert its entitlement to the balance in the escrow account, however lead counsel in the bankruptcy proceeding has previously advised the Company that to the extent any such funds remain, such funds should be distributed pro rata to the Company's unsecured creditor class prior to the issuance of a final decree in the bankruptcy case. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to the creditors or other parties, the Company's retained deficit would increase by a corresponding amount.

     As discussed in Note 4 to the financial statements accompanying the Company's annual report on Form 10-KSB, the Company liquidated its assets pursuant to an Order of the Bankruptcy Court. The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. During the nine months ended December 31, 2001, shareholders of the Company loaned the Company $33,713.

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

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 2001
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


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

LIQUIDITY

At December 31, 2001, the Company had a working capital deficit of $49,967, compared to a deficit of $2,871 at March 31, 2001. The increase in the working capital deficit is due primarily to an increase in amounts due to shareholders, which represents fees paid on behalf of the Company by shareholders. During the nine months ended December 31, 2001, the Company incurred legal and accounting expenses relating to its filings with the Securities and Exchange Commission and the bankruptcy proceedings. The Company will continue to incur expenses relating to its filings with the SEC as long as it remains a reporting issuer.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of December 31, 2001, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. At December 31, 2001, funds held by attorney in escrow together with recoverable preference payments, net of liabilities not subject to compromise, amounted to $3,713.

No date has been set for a motion for a final decree in the bankruptcy case. Management expects that a final decree will be entered during the first quarter of the 2002 calendar year. As discussed in Note 2 of the Notes to Unaudited Financial Statements, the Company intends to assert its entitlement to the balance in the escrow account remaining after payment of liabilities not subject to compromise and expenses yet to be incurred by the Company, if any, for legal and administratie work stemming from the pre-consummation phase of the bankruptcy. However, management does not anticipate that the amount the Company will receive, if any, will be substantial. Additionally, the Company is unable to predict the ultimate disposition of these funds. The Company's retained deficit will increase by an amount equal to the amount of such funds which are distributed to the creditors.

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

ASSETS

At December 31, 2001 the Company had total assets of $63,013 compared to total assets of $86,971 at March 31, 2001. At March 31, 2001, the Company's assets consisted of cash, recoverable preference payments and funds held by attorney in escrow. At December 31, 2001, the majority of the Company's assets consisted of funds held by attorney in escrow. To the extent the escrow account balance is distributed to creditors, the Company's retained deficit will increase by the amount of any such distribution. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the three and nine months ended December 31, 2001 the Company had net losses of $6,784 and $40,818, respectively. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 8, 2002, Civil Action No. 01-1300, which was pending in the United States District Court for the Western District of Pennsylvania, was dismissed. The action was filed on July 13, 2001, by Edward S. Farmer, Roger Flynn, Willie Tolbert, Southern Christian Leadership Conference, and John Doe (representing all other shareholders) against the Company, Edwin J. Kilpela, John L. Haslbeck, Lewis G. Neal, John R. Toedtman and Stephen Voss, former officers and directors of the Company, Robert Long, a current officer and director of the Company, Doepken, Keevican & Weiss, lead counsel in the Bankruptcy proceeding, and FLS Miljo a/s.

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

Date:   February 19, 2002                By:    /s/ James Platek
       ---------------------                 -----------------------------------
                                             James Platek, Director, Treasurer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer