Form 10KSB
period 2002-03-31
NOXSO CORP
filed 2002-07-15
CIK 314307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Issuer's telephone number: (845) 266-4858

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

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 20, 2002: $0 (See Item 5)

   Number of shares outstanding of registrant's common stock, $0.01 par value, as of June 20, 2002: 1,135,000 (See Item 11)

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

Pursuant to the Second Amended Plan, on May 25, 2000, all outstanding shares and options of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of April 29, 2002, the Company had a total of 87 shareholders of record.

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

Pursuant to the Company's Second Amended Plan of Reorganization, as of June 15, 2001, the Company has no material net assets. As of March 31, 2002, the Company had total assets of $70,136. Of this amount, $62,076 were funds being held in escrow. The amount of liabilities not subject to compromise, $108,689, exceeds the amount held in escrow.

As such, the Company can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity. The Company intends to acquire Cano Energy Corporation, as described below. If the Company should fail to consummate that acquisition, the Company's principal business purpose will be implemented, described below under "Plan of Operation."

CANO ENERGY CORPORATION

As of April 24, 2002, the Company entered into a Merger Agreement and Plan of Reorganization (the "Merger Agreement") to acquire Cano Energy Corporation ("Cano"), a Texas corporation engaged in oil and gas exploration. Under the terms of the Merger Agreement, Cano is to merge with Noxso Acquisition Corp., a Delaware corporation wholly-owned and formed by the Company solely for the purpose of this transaction ("Acquisition Corp"). Cano would be the surviving corporation of the merger.

Consummation of the acquisition of Cano is subject to the satisfaction of several conditions. Among the conditions is that the Company must sell at least $2,000,000 of units of common stock and warrants by July 3, 2002. The private placement commenced June 12, 2002. The Company is offering a maximum of 100 Units at $50,000 per Unit, each Unit consisting of 16,666 shares of common stock and redeemable warrants to purchase 8,333 shares of common stock at $5.00 per share. The proceeds of the offering are to be used primarily for the acquisition and development of the oil, gas, and mineral interests of the Davenport Field, located in Lincoln County, Oklahoma (the "Davenport Unit"). Cano and the Company have extended the July 3, 2002 deadline to August 3, 2002.

If this minimum offering is completed and the acquisition closes, the following shall occur:

(i) Cano shall become a wholly-owned subsidiary of the Company as a result of it being the surviving corporation of the merger with Acquisition Corp;

(ii) the existing Cano shareholders shall receive in the merger 9,940,000 shares of the Company's common stock;

(iii) a minimum of 666,640 shares of common stock and warrants to purchase 333,320 shares of common stock shall be sold for $2,000,000 of gross proceeds and a maximum of 1,666,600 shares of common stock and warrants to purchase 833,300 shares of common stock shall be sold for $5,000,000 of gross proceeds;

(iv) all then officers and directors of the Company shall resign and Cano shall designate new officers and directors of the Company;

(v) the net proceeds received by the Company from the sale of units in the private offering shall be applied as disclosed to investors including
         (i) $650,000 to acquire the Davenport Unit and (ii) $315,000 to repay outstanding indebtedness and obligations of the Company consisting of
         (a) the repayment of $275,000 aggregate principal amount of notes issued by the Company to repurchase 275,000 shares of common stock owned by certain current control persons of the Company, which shares shall become treasury shares, and (b) $40,000 to repay certain outstanding obligations of the Company; and

(vi) in the event that the Company's consolidated balance sheet does not reflect at least $5,000,000 of total consolidated net assets for either
         (i) the quarter ending June 30, 2003, or (ii) at any date prior to June 30, 2003, Mr. Long, the current Chief Executive Officer and President and a controlling shareholder of the Company, shall have the right to purchase the 9,940,000 shares of common stock issued to the Cano shareholders in the merger for an aggregate purchase price of $175,000. In the event this option is exercised, the Company shall simultaneously with the closing thereof return all shares of Cano common stock (which at that time will be a wholly-owned subsidiary of the Company), to the shareholders of Cano prior to the merger.

Pursuant to the Merger Agreement, in the event the merger does not occur by July 3, 2002, the Company may terminate the Merger Agreement. Cano and the Company have extended this July 3, 2002 deadline to August 3, 2002.

PLAN OF OPERATION

If the Company fails to acquire Cano, the Company intends to seek to acquire assets or shares of an entity in exchange for its securities. If the Company is able to successfully negotiate an acquisition or merger agreement with another entity, any such agreement would likely be subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause any intended acquisition or merger to ultimately be abandoned. The Company can provide no assurances that it will be successful in negotiating and achieving a merger or acquisition of another entity.

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

GENERAL BUSINESS PLAN

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act and, consequently, a violation of such Act could subject the Company to material adverse consequences.

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

FORWARD LOOKING STATEMENTS

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward-looking statements.

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

NO ASSURANCE OF BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has entered into the Merger Agreement to acquire Cano, which is subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause the acquisition to be abandoned. Accordingly, the Company can provide no assurances that the Company will be successful in completing the acquisition of Cano. If the Company fails to acquire Cano, there is no assurance management will be able to negotiate another business combination on terms favorable to the Company.

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

CONTROL BY INVESTOR GROUP. The investor group which, consists of Mr. Long, Robert Platek and Spencer Levy, in the aggregate, beneficially own approximately 79% of the shares of the Company's outstanding capital stock. As a result, these stockholders possess the ability, among other things, to elect a majority of the Company's Board of Directors and approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, thereby having a material and adverse effect on the value of the Company's stock. In addition, investors may have difficulty obtaining the necessary stockholder vote required for corporate actions contrary to the wishes of the management.

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

The Company operates from its offices at 19 Maple Lane, Rhinebeck, New York 12572. Mr. Long, an officer, director and principal shareholder of the Company, provides space to the Company on a rent-free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

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

On December 6, 2000, an appeal was filed by an individual alleging the sale of the assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. In response, the ruling of the Bankruptcy Court was affirmed by the District Court for the Eastern District of Tennessee. A motion for a final decree has been filed in the bankruptcy case and a final decree is anticipated in calendar year 2002.

The Company, as a corporate entity, continues to exist as a reorganized entity.

Pursuant to the Plan, on May 25, 2000, all outstanding shares and options to purchase shares of the Company were cancelled and 900,000 shares of common stock were issued to an investor group consisting of Robert M. Long (360,000 shares), an officer, director and shareholder of the Company prior to the sale of the corporate entity, Robert Platek (450,000 shares), and Spencer Levy (90,000 shares). Pursuant to the terms of the Plan an additional 100,000 shares have been issued, pro-rata, to the Company's unsecured creditors with allowed claims, except for the Department of Energy, which elected not to receive shares. As of April 29, 2002, the Company had a total of 87 shareholders of record.

Messrs. Long, Platek and Levy paid an aggregate of $50,000 cash, on a pro-rata basis, under the terms of the Plan for the right to acquire control of the Company and 90% of the then outstanding shares of common stock.

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

Prior to the change of control, there were 15,383,468 shares of common stock issued and outstanding. Subsequent to the change of control and pursuant to the Plan, there are 1,135,000 shares of common stock issued and outstanding.

Immediately prior to confirmation of the Plan, the Company had assets totaling approximately $314,863 and liabilities totaling approximately $3,868,078.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since November 7, 2001, the Company's common stock has been quoted on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "NXSO".

The Company's common stock traded on the OTC Bulletin Board from June 4, 1997 until May 25, 2000, under the symbol "NOXOQ". Prior to June 4, 1997, it was traded in the Nasdaq Small Cap Market System. The following table sets forth the range of high and low closing bid quotations of the common stock for each fiscal quarter within the fiscal years ended June 30, 2000 and 1999:

                                                      BID OR TRADE PRICES

2000 FISCAL YEAR                                  HIGH                  LOW

Quarter Ending 09/30/99......................    $0.060               $0.036
Quarter Ending 12/31/99......................    $0.060               $0.010
Quarter Ending 03/31/00......................    $0.030               $0.000
Quarter Ending 06/30/00(1)...................    $0.025               $0.004

1999 FISCAL YEAR                                  HIGH                  LOW

Quarter Ending 09/30/98......................    $0.270               $0.010
Quarter Ending 12/31/98......................    $0.035               $0.005
Quarter Ending 03/31/99......................    $0.037               $0.006
Quarter Ending 06/30/99......................    $0.460               $0.020

----------------------
(1) Through May 25, 2000, the date on which trading in the shares ceased.

The last reported trade of the common stock was on May 30, 2000 at $0.010 per share.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of April 29, 2002, there were 87 record holders of the Company's common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no securities issued by the Company during the year ended March 31, 2002.


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

The Company has entered into an agreement to acquire Cano Energy Corporation. The agreement is subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause the acquisition of Cano to be abandoned. See "Item 1. Description of Business - Cano Energy Corporation." Accordingly, the Company can provide no assurances that the Company will be successful in achieving this acquisition. If the Company fails to acquire Cano, it will continue its search for a merger or acquisition target.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the Company's directors or officers.

LIQUIDITY

Effective April 16, 2001, the Company changed the date of its fiscal year end from June 30 to March 31. As such, the comparable financial information presented is for the nine months ended March 31, 2001.

At March 31, 2002 and 2001, the Company had working capital deficits of $83,337 and $2,871, respectively. The increase in the working capital deficit is due to the reduction of the recoverable preference payments and increase in the liabilities not subject to compromise and amounts due to related parties. During the year ended March 31, 2002, the Company incurred legal and accounting expenses relating to its filings with the Securities and Exchange Commission and the bankruptcy proceedings. The Company will continue to incur expenses relating to its filings with the SEC as long as it remains a reporting issuer.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of March 31, 2002, some of the Company's liabilities which existed prior to the sale of the Corporate entity remained unpaid. At March 31, 2002, liabilities not subject to compromise exceeded funds held by attorney in escrow by $46,613. In connection with a motion for a final decree filed by the Company in the bankruptcy case, the Company has asserted its entitlement to cash and other funds held by attorney in escrow in the amount of $63,636. Instructions with regard to the disposition of these funds are to be issued by the Bankruptcy Court. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to any other parties, the Company's retained deficit would increase by a corresponding amount.

In May 2002, Cano loaned $35,000 to the Company to pay a portion of liabilities not subject to compromise. If the Company successfully completes the minimum offering and closes the acquisition of Cano, $40,000 of the proceeds from the private offering will be used for the payment of liabilities not subject to compromise. See "Item 1. Description of Business - Cano Energy Corporation."

Mr. Long, in connection with the purchase and sale of the corporate entity, engaged auditors and legal counsel prior to the change of control. After the change of control, the Company engaged the auditors and legal counsel engaged by Mr. Long. The Company will reimburse Mr. Long for professional fees advanced by Mr. Long on the Company's behalf.

Since the Company has no significant source of revenue, working capital will continue to be depleted by operating expenses. See "Results of Operations" below. The Company presently has no external sources of cash and is dependent upon its management and shareholders for funding. During the year ended March 31, 2002, management and shareholders advanced $23,007 to the Company.

ASSETS

At March 31, 2002 the Company had total assets of $70,136 compared to total assets of $86,971 at March 31, 2001. At March 31, 2002 and 2001, the majority of the Company's assets consisted of funds held by attorney in escrow. If the Company is not entitled to the escrow account balance, if any, the Company's retained deficit will increase by the amount distributed to creditors. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the year ended March 31, 2002, the Company had a net loss of $80,506, as compared to a net loss of $42,087 for the nine months ended March 31, 2001. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

The Company's ability to continue operations is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to close such acquisition, obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.


ITEM 7.    FINANCIAL STATEMENTS.

Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of the Company are:

   NAME                     AGE           TITLE(S)
   ----                     ---           --------
   Robert Long              43            President since May 2000
                                          Director since November 1988
                                          Secretary from March 1993 to May 2000

   James Platek             34            Treasurer since May 2000
                                          Director since May 2000

   Spencer Levy             45            Secretary since May 2000
                                          Director since May 2000


The shareholders elect the directors of the Company and the Board of Directors appoints the officers annually. The Board of Directors fills vacancies in the Board of Directors. Directors of the Company receive no compensation for their service as directors. Set forth below are brief descriptions of the recent employment and business experience of the Company's officers and directors.

James Platek is the brother of Robert Platek, a controlling shareholder of the Company. There are no other family relationships between any executive officer and director of the Company.

ROBERT M. LONG, PRESIDENT AND DIRECTOR. Mr. Long holds a bachelors degree in Economics from the University of the South (Sewanee, Tennessee), and a Masters of Business Administration from The College of William and Mary (Williamsburg, Virginia). Mr. Long has been self-employed as a financial consultant throughout his career, which has included providing financial consulting services to early stage companies. Since 1997, Mr. Long has been the president and sole shareholder of LongView Partners, Inc. Through LongView Partners, Inc. Mr. Long provides clients with financial and investor relations services. From 1983 to 1996, Mr. Long was a self-employed financial consultant, providing investment banking services. Mr. Long has been a director of the Company since November 1988 and served as Secretary from March 1993 until May 25, 2000. Mr. Long was an officer and director of the Company at the time the Company filed bankruptcy. Mr. Long was a director of Regent Group, Inc., a public company listed on the OTC-Bulletin Board, from July 1999 to October 15, 2001.

JAMES PLATEK, TREASURER AND DIRECTOR. Mr. Platek holds a bachelors degree in History from Rutgers University. Since 1998, Mr. Platek has been a self-employed financial consultant and private investor. From 1997 to 1998, Mr. Platek was a retail broker for Morgan Stanley Dean Witter, New York, New York. From 1995 to 1998, Mr. Platek was the Director of Marketing for Plymouth Partners, New York, New York. Mr. Platek was responsible for marketing, analysis and fund raising. Plymouth Partners is a private company which assists companies with funding and marketing. Mr. Platek was the Vice President of Institutional Marketing of Regent Group, Inc., a publicly-held company, from July 1999 to July 2001.

SPENCER LEVY, SECRETARY, DIRECTOR. Mr. Levy holds a bachelors degree in Liberal Arts from New York University, and a Masters Degree in Anthropology from the University of Chicago. Since 1999, Mr. Levy has been a self-employed financial consultant. From 1996 to 1999, Mr. Levy was an employee/consultant for LongView Partners, Inc. where he provided financial and investor relations consulting services. From 1993 to 1995, Mr. Levy was an Associate for Glaser Capital Management, Inc., New York, New York, where he interacted with the partners and provided bookkeeping services. Glaser Capital Management, Inc. provided investor relations to its clientele. Mr. Levy was the Vice President of Editorial Content of Regent Group, Inc. from July 1999 to July 2001.

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

As of June 20, 2002, the Company did not have any standing audit, nominating, or compensation committees of the Board of Directors.

During the fiscal year ended March 31, 2002, no meetings of the Board of Directors were held.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge no reports were required to be filed during the fiscal year ended March 31, 2002.


ITEM 10.   EXECUTIVE COMPENSATION.

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, the acquisition or merger candidate will tender such payment, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The following table sets forth information for Robert Long, the Company's Chief Executive Officer ("CEO") during the last three completed fiscal periods. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                                                         LONG TERM COMPENSATION
                                                                  -------------------------------------
                                     ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                              -------------------------------------------------------------------------

                                                        OTHER     RESTRICTED   SECURITIES
                                                       ANNUAL        STOCK     UNDERLYING                ALL OTHER
NAME AND PRINCIPAL                                   COMPENSATION  AWARD(S)    OPTIONS /      LTIP      COMPENSATION
POSITION              YEAR    SALARY($)   BONUS($)       ($)          ($)       SARS ($)   PAYOUTS ($)      ($)
--------------------------------------------------------------------------------------------------------------------

Robert Long           2002       -0-         -0-         -0-          -0-         -0-          -0-          -0-
President, Chief      2001       -0-         -0-         -0-          -0-         -0-          -0-          -0-
Executive Officer     2000       -0-         -0-         -0-          -0-         -0-          -0-          -0-
and Director (1)


--------------------

(1) Mr. Long was elected President on May 25, 2000. Mr. Long previously served as Secretary of the Company, and as such the compensation reported for the 2000 fiscal year reflects compensation to Mr. Long in his capacity as Secretary and/or as a director of the Company.

The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company. At March 31, 2002, Mr. Long did not hold any stock options in the Company.

STOCK OPTION PLANS

As of the date of this report, the Company does not have a stock option plan. As a result of the Bankruptcy Proceedings, the Company's 1990 Stock Option Plan was terminated, along with all outstanding options granted under the 1990 Stock Option Plan. As of the date of this report there are no outstanding stock options.

EMPLOYMENT AGREEMENTS

As of June 20, 2002, the Company did not have any employment agreements with its officers or directors.

DIRECTORS' COMPENSATION

The Company does not compensate directors for services in their capacities as directors. Directors are reimbursed for their expenses in connection with attendance at each Board Meeting.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of June 20, 2002, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group:


        NAME AND ADDRESS OF             NUMBER OF SHARES
          BENEFICIAL OWNER             BENEFICIALLY OWNED    PERCENT OF CLASS(1)

     Robert Long                             360,000                31.7%
     19 Maple Lane
     Rhinebeck, New York 12572

     Robert Platek(2)                        450,000                39.6%
     5 Halls Lane
     Rye, New York 10580

     Spencer Levy                             90,000                 7.9%
     11 Waverly Place #6H
     New York, New York 10003

     James Platek(2)                            -0-                   0%
     19 New England Avenue, #8C
     Summit, New Jersey 07901

     All officers and directors,              450,000               39.6%
     as a group (3 persons)

------------------
(1) Percentages are based on 1,135,000 shares of common stock outstanding as of June 20, 2002.
(2)      Robert Platek and James Platek are brothers.

CHANGES OF CONTROL

If the Company consummates the proposed acquisition of Cano, the Cano shareholders and investors in the private placement will own collectively 92.5% of the then outstanding shares of common stock and existing shareholders of the Company will own collectively 7.5% of the then outstanding shares. In addition, upon the closing of the acquisition, it is proposed that the current officers and directors of the Company will resign and new officers and directors who are currently members of Cano management will be appointed to fill those vacancies.


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

2. During the year ended March 31, 2002, shareholders advanced $23,007 to the Company. During the nine months ended March 31, 2001, shareholders of the Company loaned the Company $21,817. During the fiscal year ended June 30, 2000, Mr. Long, an officer, director and principal shareholder of the Company, advanced $29,531 to the Company for the payment of expenses.

3. In connection with the Company's acquisition of Cano, the following persons, who are officers, directors and principal shareholders, will sell a portion of their shares of the Company's common stock back to the Company:

               Robert M. Long           -      119,570 shares for $119,570
               Robert Platek            -      119,570 shares for $119,570
               Robert J. Salluzzo       -      35,860 shares for $35,860

         If the Company fails to acquire Cano, the Company can terminate the agreements to redeem these shares.

4. In the event that the Company has acquired Cano and the Company's consolidated balance sheet does not reflect at least $5,000,000 of total consolidated net assets for either (i) the quarter ending June 30, 2003, or (ii) at any date prior to June 30, 2003, Mr. Long, the current Chief Executive Officer and President and a controlling shareholder of the Company, shall have the right to purchase the 9,940,000 shares of common stock issued to the Cano shareholders in the merger for an aggregate purchase price of $175,000. In the event this option is exercised, the Company shall simultaneously with the closing thereof return all shares of Cano common stock (which at that time will be a wholly-owned subsidiary of the Company), to the shareholders of Cano prior to the merger.

5. As a condition to closing the Company's acquisition of Cano, the net proceeds of $40,000 from the private placement must have been used, together with the $35,000 loan from Cano, to pay all outstanding liabilities of the Company, so that at the closing, the Company does not have any outstanding liabilities. At March

         31, 2002, the Company's current liabilities were $183,513. To satisfy this condition, it is anticipated that related parties will have to forgive amounts owed to them by the Company.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

REGULATION                                                           CONSECUTIVE
S-B NUMBER                         EXHIBIT                           PAGE NUMBER

   2.1      Debtor's Second Plan of Reorganization with Modifica-        N/A
            tions Through December 2, 1999, Order of Judge R. Thomas Stinnett dated December 9, 1999 and Order Approving
            Disclosure Statement and Confirming Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy
            Code (3)

   2.2      Merger Agreement and Plan of Reorganization dated
            April 24, 2002 by and among Noxso Corporation, Noxso
            Acquisition Corp., and Cano Energy Corporation, as amended

   3.1      Articles of Incorporation, as amended (1)                    N/A

   3.2      Amended and Restated Bylaws (1)                              N/A

  10.1      Stock Redemption Agreements with shareholders

   11       Statement re computation of per share earnings (2)           N/A
---------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.
(2)   See Part I - Financial Statements.
(3) Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated May 23, 2000.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

      None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOXSO CORPORATION



Dated: July 11, 2002                  By:  /s/ ROBERT M. LONG
                                         ---------------------------------------
                                            Robert M. Long, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                            DATE

                             President and Director
/s/ ROBERT M. LONG           (Principal Executive Officer)        7-11-02
---------------------------                                     ----------------
Robert M. Long

                             Treasurer and Director
                             (Principal Financial and
/s/ JAMES PLATEK             Accounting Officer)                  7-11-02
---------------------------                                     ----------------
James Platek


                             Secretary and Director
---------------------------                                     ----------------
Spencer Levy

                                NOXSO CORPORATION
                              FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


                                TABLE OF CONTENTS



                                                                       PAGE(S)

      Report of Independent Certified Public Accountants                 F-2

      Balance Sheets - March 31, 2002 and 2001                           F-3

      Statements Of Operations - Twelve Months Ended March 31,           F-4
      2002 and Nine Months Ended  June 30, 2001

      Statements Of Changes In Stockholders' Equity - Twelve             F-5
      Months Ended March 31, 2002 and Nine Months Ended
      June 30, 2001

      Statements Of Cash Flows- Twelve Months Ended March 31,            F-6
      2002 and Nine Months Ended  June 30, 2001

      Notes To Financial Statements - March 31, 2002 and 2001         F-7 - F-13

                                         1169 Pittsford - Victor Road, Suite 125
                                                 Pittsford, New York 14534
BAIER & WILLIAMS,                                      (585) 385-0530
================================================================================
 Certified Public Accountants  o Business and Financial Advisory Services


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of NOXSO Corporation

We have audited the accompanying balance sheets of NOXSO Corporation as of March 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for the twelve months and nine months, respectively, then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOXSO Corporation as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the year and the nine months then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 5 to the financial statements, on April 24, 2002, the Company entered into a merger agreement and plan of reorganization with Cano Energy Corporation. The completion of the merger agreement and plan of reorganization is conditional on the Company achieving a minimum sale of $2 million in connection with a private placement offering commenced in June 2002 that is described in Note 4 to the financial statements.

As described in Notes 1 and 3 to the financial statements, in 1997 a bankruptcy proceeding was commenced against the Company, and a final decree terminating the proceeding has not yet been issued. This final decree, when issued, could direct the disposition of funds held in escrow by an attorney, if any, to other parties including unsecured creditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no source of revenues, does not intend to commence operations and intends to merge with another entity. Until a merger is ultimately completed, the Company intends to remain a shell company and anticipates that its cash requirements will be dependent on the Company's directors or officers. These matters raise a substantial doubt regarding the Company's ability to continue as a going concern. As described above and in Note 5 to the financial statements, the Company entered into a merger agreement and plan of reorganization with Cano Energy Corporation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BAIER & WILLIAMS, LLP.

Baier & Williams, LLP.
Rochester, New York
June 19, 2002

                                NOXSO CORPORATION
                                 BALANCE SHEETS

                                                          MARCH 31, 2002      MARCH 31, 2001
                                                          --------------      --------------
 Cash                                                     $       1,560       $       1,800
 Account Receivable                                               6,500
 Recoverable Preference Payments                                    -                68,228
 Funds Held By Attorney In Escrow                                62,076              16,943
                                                          ----------------------------------
 Current Assets                                                  70,136              86,971
                                                          ----------------------------------

 Total Assets                                             $      70,136       $      86,971
                                                          ==================================


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities Not Subject To Compromise                    $     108,689       $      68,025
 Amounts due to related party                                    44,824              21,817
                                                          ----------------------------------
 Current Liabilities                                            153,513              89,842
                                                          ----------------------------------



 Common Stock, $.01 Par Value, 20,000,000 Shares
    Authorized, 1,000,000 Shares Outstanding                     10,000              10,000
 Paid In Capital                                                 29,216              29,216
 Retained Deficit                                              (122,593)            (42,087)
                                                          ----------------------------------
 Total Stockholders' Equity (Deficit)                           (83,377)             (2,871)
                                                          ----------------------------------

 Total Liabilities and Shareholders' Equity               $      70,136       $      86,971
                                                          ==================================





                 See accompanying notes to financial statements.

                                NOXSO CORPORATION
                            STATEMENTS OF OPERATIONS

                                                               Twelve Months         Nine Months
                                                              Ended March 31,      Ended March 31,
                                                                    2002                 2001

Revenue                                                       $          -         $          -
                                                              ------------------------------------

 Legal and Accounting                                                 77,189              115,760
 Corporate Expenses                                                    3,317                4,014
                                                              ------------------------------------
                                                                      80,506              119,774
                                                              ------------------------------------

 Reimbursement for Amounts Previously Disbursed                          -                 77,688
                                                              ------------------------------------
                                                                         -                 77,688
                                                              ------------------------------------

 Net (Loss)                                                   $      (80,506)      $      (42,087)
                                                              ====================================

 Loss Per Common Share                                        $        (0.08)      $        (0.04)
                                                              ====================================

 Average Shares Outstanding                                        1,000,000            1,000,000
                                                              ====================================



                 See accompanying notes to financial statements.

         NOXSO CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE TWELVE MONTHS ENDED MARCH 31, 2002 AND THE NINE MONTHS
                               ENDED JUNE 30, 2001

                                                      Common          Common        Paid In       Retained
                                                      Shares           Stock        Capital        Deficit          Total

Balance - June 30, 2000                              1,000,000     $    10,000    $  29,216      $     -         $   39,216

Net Loss Nine Months Ended March 31, 2001                                                          (42,087)         (42,087)
                                                   -------------------------------------------------------------------------

Balance - March 31, 2001                             1,000,000          10,000       29,216        (42,087)          (2,871)

Net Loss Year Ended March 31, 2002                                                                 (80,506)         (80,506)
                                                   -------------------------------------------------------------------------

Balance - March 31, 2002                             1,000,000     $    10,000    $  29,216      $(122,593)      $  (83,377)
                                                   =========================================================================


                 See accompanying notes to financial statements.

                                NOXSO CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                               Twelve Months       Nine Months
                                                              Ended March 31,    Ended March 31,
                                                                    2002               2001
Cash Flows From Operating Activities:
  Net Loss                                                    $      (80,506)    $      (42,087)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
     Change in Other Current Assets                                   16,595             33,239
     Change in Liabilities not subject to compromise                  40,664            (13,127)
                                                              ----------------------------------
 Cash Flows From Investing Activities:                               (23,247)           (21,975)
                                                              ----------------------------------

 Cash Flows From Financing Activities:
     Change in Amounts Due Shareholders                               23,007             21,817
                                                              ----------------------------------
                                                                      23,007             21,817
                                                              ----------------------------------

 Net Change in Cash                                                    (240)               (158)
 Cash at Beginning of Period                                          1,800               1,958
                                                              ----------------------------------
 Cash at End of Period                                        $       1,560      $        1,800
                                                              ==================================

 Cash Payments For Interest                                   $         -        $          -
                                                              ==================================

 Cash Payments For Taxes                                      $         -        $          -
                                                              ==================================



                       See notes to financial statements.

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1 - NATURE OF BUSINESS:

     NOXSO Corporation was incorporated in the Commonwealth of Virginia on August 28, 1979, to engage in developing, testing and marketing a process capable of removing certain emissions from flue gas generated by burning coal. Until September 1998, the Company had been in the development stage and had not commenced commercial operation.

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

     The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from affiliates to pay operating expenses. There are no assurances that such affiliates will continue to advance funds to the Company or will continue to invest in the Company's securities. During the year ended March 31, 2002, shareholders of the Company loaned the Company $23,007.

     Also, see Note 5 for information with respect to a merger agreement and plan of reorganization.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     FISCAL YEAR END -

     As of April 16, 2001, the Company changed the date of its fiscal year from June 30 to March 31.


     CASH -

     Cash consists of funds held in a bank account maintained by an attorney on behalf of the Company.


     ACCOUNT RECEIVABLE -

     The account receivable is comprised of corporate expenses reimbursable by Cano Engery Corp. (See Note 5.) No reserve is considered necessary.

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


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


     INCOME TAXES -

     Under the Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income taxes or credits are based on the changes in the asset or liability from period to period. There were no material temporary differences at March 31, 2002 or March 31, 2001.

     At March 31, 2002, the Company had net operating loss carryforwards approximating $15,115,000 that expire in fiscal years through 2017. The rate of utilization of these losses is now subject to restriction because more than a 50% ownership change resulted from the consummation of the plan of reorganization confirmed by the Bankruptcy court.

     The ultimate utilization, if any, of the net operating losses is dependent on the Company meeting requirements imposed by the Internal Revenue Code that mandate a continuity of business for the net operating losses to be used as an reduction of taxable income. In light of the merger agreement and plan of reorganization described in Note 5, the continuity of business requirement may not be met; consequently, the merged entity may be unable to utilize the accumulated net operating losses.

     The deferred tax assets related to these net operating losses were entirely offset by a valuation allowances at March 31, 2002 and March 31, 2001.


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

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

     In connection with the Company's recapitalization, Mr. Long advanced the Company approximately $29,531 in addition to the $50,000 paid for the corporate entity.

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

     On December 6, 2000, an appeal was filed by an individual alleging the sale of assets to FLS MILJO a/s was fraudulent and that the officers, directors and counsel of the Company lacked the authority to conclude the sale. The Bankruptcy Court, after notice and hearing, denied the motion by order of February 20, 2001. On April 23, 2001, the individual filed a notice of appeal of the February 20, 2001 order. In response, the ruling of the Bankruptcy Court was affirmed by the District Court for the Eastern District of Tennessee. It is reasonably possible that this individual will continue to attack the validity of the confirmation of the Company's plan of reorganization.

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

     A motion for a final decree has been filed in the bankruptcy case and a final decree is anticipated in calendar year 2002.

     At March 31, 2002, cash and other funds held by attorney in escrow amount to $63,636. The remaining administrative expenses incurred by the Company during its bankruptcy case are expected to be paid from these funds and the Company is unable to determine if any such funds will remain after the payment of remaining administrative expenses. The Company has been advised that to the extent any such funds remain in the Bankruptcy Court plan fund after the payment of the remaining administrative expenses, such funds are to be distributed pro rata to the Company's unsecured creditor class in the same percentage as the new stock of the Company has been issued. However, in connection with the motion for final decree, the Company has asserted its entitlement to such funds and instructions with regard to the disposition of these funds are ultimately to be issued by the Bankruptcy Court. While the Company believes it has meritorious arguments to support its contention of entitlement to these funds, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to any other parties, the Company's retained deficit would increase by a corresponding amount.


NOTE 4 - CAPITAL STRUCTURE:

     The Company has a single class of Common Stock with 20,000,000 shares authorized and 1,000,000 shares issued and outstanding at March 31, 2002 and 2001.

     In April 2002, the Company issued an additional 135,000 shares of Common Stock to an individual in exchange for $6,250 of accounting and consulting services he previously provided and that had been included as a liability not subject to compromise on the balance sheet at March 31, 2002.

     There are no warrants or options outstanding.

     Of the 1,000,000 shares of Common Stock issued and outstanding at March 31, 2002, 450,000 shares are owned by officers and directors of the Company.

     In June 2002, the Company commenced a private placement offering of a minimum of forty units ($2,000,000) and a maximum of one hundred units ($5,000,000), each Unit consisting of:
         (i) 16,666 shares (the "Shares") of common stock, par value $.001 per share, and
         (ii) redeemable warrants to purchase 8,333 shares of Common Stock at an exercise price of $5.00 per share.
     The purchase price is $50,000 per Unit. The minimum investment is one Unit, subject to reduction by the Company.

     Simultaneously with and as a condition to the initial closing of the private placement offering, which shall be for no less than the $2,000,000 minimum offering, the Company's wholly owned subsidiary Noxso Acquisition Corp., a newly formed Delaware corporation, shall merge, with Cano Energy Corporation, a Texas corporation ("Cano"), in the oil and gas exploration business (see Note 5).

     Pending the initial closing and the simultaneous closing of the merger agreement and plan of reorganization (See Note 5), all proceeds from the subscription of Units shall be held in escrow with an escrow agent and only will be released to the Company upon the Initial Closing and the simultaneous closing of the merger.

     In the event
         (i) the merger is not consummated notwithstanding that the minimum offering is subscribed for, or
         (ii)  the minimum offering is not sold,

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

     all funds received from subscribers are to be returned to such subscribers without deduction therefrom or interest thereon.

     The Units (ie., the common stock and the common stock warrants) are not being registered under the Securities Act of 1933 and are being offered for sale only to persons that are "accredited investors" in reliance on exemptions under Regulation D of the Securities Act of 1933, as amended. Subsequent to March 31, 2002, three shareholders sold 275,000 shares of Common Stock to the Company for $275,000 evidenced by Buy Back Notes which are due and will be paid to such persons at and from the proceeds of the initial closing.


NOTE 5 - MERGER AGREEMENT AND PLAN OF REORGANIZATION:

     On April 24, 2002, the Company entered into a merger agreement and plan of reorganization Cano Energy Corporation, a Texas corporation, ("Cano"). (See the description of the June 2002 private placement memorandum in Note 4.) The completion of the merger is conditional on the Company achieving an initial closing of its private placement offering, which shall be for no less than the $2,000,000 minimum described in the offering,

     The parties to the agreement intend that the merger shall constitute a reorganization within the meaning of Section 368 of the Internal Revenue Code.

     The Company intends to close its acquisition of Cano in early August, 2002, although the closing date may be extended by agreement among the parties. At the time of closing, Cano will merge with NOXSO Acquisition Corp., an entity that will be, at the closing date, a wholly owned subsidiary of the Company. Accordingly, after the closing, Cano will become a wholly owned subsidiary of the Company. The transaction is anticipated to be accounted for as a reverse merger, pursuant to which, among other things:
         (i) Cano shall be the surviving entity of the merger and shall become a wholly-owned subsidiary of the Company, although Cano shall be deemed to be the acquiring entity and the Company shall be deemed to be the acquired entity,
         (ii) the current shareholders of Cano shall become the controlling shareholders of the Company, and
         (iii) the current officers and directors of the Company shall resign and Cano shall appoint new officers and directors of the Company.
     Following the closing of the merger and the private placement , the Company believes the issued and outstanding shares of its Common Stock shall be owned as follows: 7.5% shall be owned by current Company shareholders and 92.5% shall be owned by current shareholders of Cano and purchasers in the private placement. Accordingly, the transaction is expected to be accounted for as a reverse merger with Cano being the surviving entity. Inasmuch as the Company is an SEC registrant, upon the closing of the transaction, Cano will become a public company.

     To repay approximately $75,000 of liabilities not subject to compromise, Cano loaned the Company $35,000 in May 2002. The additional $40,000 will be paid by Cano to the Company upon and from the Initial Closing from the Offering net proceeds.

     Also, see Note 6.

                                NOXSO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE 6 - PRO FORMA FINANCIAL INFORMATION - UNAUDITED:

     The net effect of pro forma adjustments to the financial statements of the Company, after giving effect to the private placement memorandum (see Note
     4), the merger agreement and plan of reorganization (see Note 5) and utilizing the December 31, 2001 financial statements for Cano (the latest available financial statements, the Cano financial statements having been audited by another independent certified public accounting firm whose opinion on the Cano financial statements was unqualified), are shown below. The pro forma adjustments are comprised of:
         A - Issuance of 135,000 NOXSO shares of common stock subsequent to
             March 31, 2002.
         B - Initial closing of NOXSO private placement memorandum ($2 million -
             net proceeds of $1.68 million).
         C - Record NOXSO buy back agreement for 275,000 shares of comon stock. D - Eliminate NOXSO pre merger liabilities.
         E - Record investment in subsidiary.
         F - Elimination of investment in subsidiary.



PRO FORMA BALANCE SHEET - ASSETS (UNAUDITED)

                                                   NOXSO        Cano Energy
                                                Corporation     Corporation
                                                 March 31,     December, 31                               Proforma
                                                   2002            2001              Adustments             Total
                                                   -----           -----             -----------            -----
 Cash                                          $     1,560     $   789,333      B   $ 1,680,000       $   2,195,893
                                                                                C      (275,000)
 Account Receivable                                  6,500                      D        (6,500)                -
 Accrued production                                                 59,076                                   59,076
 Prepaid expenses and other current assets                          14,474                                   14,474
 Funds Held By Attorney In Escrow                   62,076                      D       (62,076)                -
                                               ---------------------------------------------------------------------
                Current Assets                      70,136         862,883            1,336,424           2,269,443
                                               ---------------------------------------------------------------------
 Oil and gas properties                                          1,797,985                                1,797,985
                                               ---------------------------------------------------------------------
 Other                                                              58,543                                   58,543
 Less accumulated depreciation and depletion                       (74,182)                                 (74,182)
                                               ---------------------------------------------------------------------
         Property and equipment, net                   -         1,782,346                  -             1,782,346
                                               ---------------------------------------------------------------------
 Investment in subsidiary                                                       E       101,663                 -
                                                                                F      (101,663)
 Other assets                                                        6,580                                    6,580
                                               ---------------------------------------------------------------------
 Total Assets                                  $    70,136     $ 2,651,809         $  1,336,424       $   4,058,369
                                               =====================================================================

                               NOXSO CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001



 PRO FORMA BALANCE SHEET - LIABILITIES AND SHAREHOLDERS' EQUITY (UNAUDITED)

                                                   NOXSO        Cano Energy
                                                Corporation     Corporation
                                                 March 31,     December, 31                               Proforma
                                                   2002            2001              Adustments             Total
                                                   -----           -----             -----------            -----

 Accounts payable and accrued liabilities                     $    355,817                            $      355,817
 Deferred income                                                   125,000                                   125,000
 Liabilities Not Subject To Compromise         $   108,689                      A   $    (6,250)                 -
                                                                                D      (102,439)
 Amounts due to related party                       44,824           9,958      D       (44,824)               9,958
                                               ----------------------------------------------------------------------
             Current Liabilities                   153,513         490,775             (153,513)             490,775
                                               ----------------------------------------------------------------------
 Deferred income taxes                                               3,528                                     3,528
                                               ----------------------------------------------------------------------
 Preferred stock                                                       -                                         -
 Common stock                                       10,000          14,111      A         1,350               15,255
                                                                                B         6,667
                                                                                C        (2,750)
                                                                                E         1,144
                                                                                F       (15,267)
 Paid In Capital                                    29,216       2,153,963      A         4,900            3,681,972
                                                                                B     1,673,333
                                                                                C      (272,250)
                                                                                D       (43,906)
                                                                                E       100,519
                                                                                F       (86,396)
 Retained Deficit                                 (122,593)        (10,568)     D       122,593              (10,568)
                                               ----------------------------------------------------------------------
     Total Stockholders' Equity (Deficit)          (83,377)      2,157,506            1,489,937            3,564,066
                                               ----------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity    $    70,136    $  2,651,809          $ 1,336,424       $    4,058,369
                                               ======================================================================


PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

                                                   NOXSO        Cano Energy
                                                Corporation     Corporation
                                                 March 31,     December, 31                               Proforma
                                                   2002            2001              Adustments             Total
                                                   -----           -----             -----------            -----
 Revenue                                       $       -       $ 1,956,765                            $    1,956,765
                                               ----------------------------------------------------------------------

 Lease operating expenses                                          406,644                                   406,644
 Depreciation and depletion                                         74,182                                    74,182
 General and administrative                         80,506       1,484,116                                 1,564,622
                                               ----------------------------------------------------------------------
 Total Expenses                                     80,506       1,964,942                  -              2,045,448
                                               ----------------------------------------------------------------------

 Operating loss                                    (80,506)         (8,177)                 -                (88,683)
 Interest income                                       -             1,137                                     1,137
                                               ----------------------------------------------------------------------
 Loss before income taxes                          (80,506)         (7,040)                                  (87,546)
 Income tax expense                                    -             3,528
                                               ----------------------------------------------------------------------
 Net loss                                      $    80,506)    $   (10,568)         $       -         $      (87,546)
                                               ======================================================================
