Form 10QSB
period 2002-06-30
NOXSO CORP
filed 2002-08-19
CIK 314307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2002

[  ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                For the transition period from _______________ to _____________

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

     1,135,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF JUNE 30, 2002

Transitional Small Business Disclosure Format (check one);  Yes      No   X
                                                               -----    -----

Exhibit index on page______                                   Page 1 of 19 pages

                                NOXSO CORPORATION
                                 BALANCE SHEETS




                                                                   June 30, 2002
                                                                    (Unaudited)             March 31, 2002
                                                              -----------------------    -------------------
Cash                                                         $               2,660       $         1,560
Account Receivable                                                          17,100                 6,500
Reserve for uncollectible accounts                                         (17,100)                  -
Funds Held By Attorney In Escrow                                            61,205                62,076
                                                             -----------------------------------------------
Current Assets                                                              63,865                70,136
                                                             -----------------------------------------------

Total Assets                                                 $              63,865       $        70,136
                                                             ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject To Compromise                        $              90,271       $       108,689
Amount due to pending merger participant                                    35,000                   -
Amounts due to related party                                                35,196                44,824
                                                             -----------------------------------------------
Current Liabilities                                                        160,467               153,513
                                                             -----------------------------------------------


Common Stock, $.01 Par Value, 20,000,000 Shares
  Authorized, 1,135,000 Shares Outstanding                                  11,350                10,000
Paid In Capital                                                             34,116                29,216
Retained Deficit                                                          (142,068)             (122,593)
                                                             -----------------------------------------------
Total Stockholders' Equity (Deficit)                                       (96,602)              (83,377)
                                                             -----------------------------------------------

Total Liabilities and Shareholders' Equity                   $              63,865       $        70,136
                                                             ===============================================


                   See Notes To Unaudited Financial Statements

                               NOXSO CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months       Three Months
                                            Ended June 30,     Ended June 30,
                                           2002 (Unaudited)    2001 (Unaudited)

Revenue                                    $          -        $         -
                                           ------------------------------------

Legal and Accounting                              1,820             20,228
Corporate Expenses                               17,655                 54
                                           ------------------------------------
                                                 19,475             20,282
                                           ------------------------------------

Net (Loss)                                 $    (19,475)       $   (20,282)
                                           ====================================

Loss Per Common Share                      $      (0.02)       $     (0.02)
                                           ====================================

Average Shares Outstanding                    1,000,000          1,000,000
                                           ====================================


                  See Notes To Unaudited Financial Statements

                               NOXSO CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three Months        Three Months
                                                                 Ended June 30,      Ended June 30,
                                                                2002 (Unaudited)    2001 (Unaudited)
Cash Flows From Operating Activities:
Net Loss                                                        $       (19,475)    $       (20,282)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Change in other current assets                                          7,371               9,012
  Change in liabilities not subject to compromise                       (18,418)            (11,230)
  Issuance of common stock for services                                   6,250
                                                                ------------------------------------
Cash Flows From Operating Activities:                                   (24,272)            (22,500)
                                                                ------------------------------------

Cash Flows From Financing Activities:
  Change in amount due to pending merger participant                     35,000
  Change in amounts due shareholders                                     (9,628)             22,500
                                                                ------------------------------------
Cash Flows From Financing Activities:                                    25,372              22,500
                                                                ------------------------------------

Net Change in Cash                                                        1,100                 -
Cash at Beginning of Period                                               1,560               1,800
                                                                ------------------------------------
Cash at End of Period                                           $         2,660     $         1,800
                                                                ====================================

Cash Payments For Interest                                      $           -       $           -
                                                                ====================================

Cash Payments For Taxes                                         $           -       $           -
                                                                ====================================


                  See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of June 30, 2002 and March 31, 2002 and statements of operations and cash flows for the three month periods ended June 30, 2002 and 2001 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

     Accounts receivable at June 30, 2002 include $8,400 of legal fees and $8,700 of accounting fees reimbursable by Cano Energy Corp. in connection with the Company's merger agreement and plan of reorganization (described in Note 2, below). During the quarter ended June 30, 2002, the Company fully reserved these amounts.

     The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on March 31, 2002.


2. OTHER MATTERS

     BANKRUPTCY

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

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS



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

     At June 30, 2002, an attorney on behalf of the Company maintained $1,560 of the Company's cash and funds held by the same attorney in escrow was $61,205. The remaining administrative expenses incurred by the Company during its bankruptcy case are expected to be paid from these funds and the Company is unable to determine if any such funds will remain after the payment of remaining administrative expenses. The Company has been advised that to the extent any such funds remain in the Bankruptcy Court plan fund after the payment of the remaining administrative expenses, such funds are to be distributed pro rata to the Company's unsecured creditor class in the same percentage as the new stock of the Company has been issued. However, in connection with the motion for final decree, the Company has asserted its entitlement to such funds and instructions with regard to the disposition of these funds are ultimately to be issued by the Bankruptcy Court. While the Company believes it has meritorious arguments to support its contention of entitlement to these funds, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to any other parties, the Company's retained deficit would increase by a corresponding amount.

     PRIVATE PLACEMENT

     In June 2002, the Company commenced a private placement offering of a minimum of forty units ($2,000,000) and a maximum of one hundred units ($5,000,000), each Unit consisting of:
     (i) 16,666 shares (the "Shares") of common stock, par value $.001 per share, and
     (ii) redeemable warrants to purchase 8,333 shares of Common Stock at an exercise price of $5.00 per share.

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


     The purchase price is $50,000 per Unit. The minimum investment is one Unit, subject to reduction by the Company. As of August 16, 2002, none of the units offered have been sold.

     Simultaneously with and as a condition to the initial closing of the private placement offering, which shall be for no less than $1,000,000, the Company's wholly owned subsidiary Noxso Acquisition Corp., a newly formed Delaware corporation, shall merge, with Cano Energy Corporation, a Texas corporation ("Cano"), in the oil and gas exploration business (see below).

     Pending the initial closing and the simultaneous closing of the merger agreement and plan of reorganization all proceeds from the subscription of Units shall be held in escrow with an escrow agent and only will be released to the Company upon the Initial Closing and the simultaneous closing of the merger.

     In the event
     (i) the merger is not consummated notwithstanding that the minimum offering is subscribed for, or
     (ii)     the minimum offering is not sold,
     all funds received from subscribers are to be returned to such subscribers without deduction therefrom or interest thereon.

     The Units (ie., the common stock and the common stock warrants) are not being registered under the Securities Act of 1933 and are being offered for sale only to persons that are "accredited investors" in reliance on exemptions under Regulation D of the Securities Act of 1933, as amended.

     Subsequent to March 31, 2002, three shareholders sold 275,000 shares of Common Stock to the Company for $275,000 evidenced by Buy Back Notes which are due and will be paid to such persons at and from the proceeds of the initial closing. If the merger agreement and plan of reorganization (see below) fails to occur, the Company may terminate the agreements to redeem these shares.

     MERGER AGREEMENT AND PLAN OF REORGANIZATION

     On April 24, 2002, the Company entered into a merger agreement and plan of reorganization Cano Energy Corporation, a Texas corporation, ("Cano"). (Also, see the description of the June 2002 private placement memorandum above.)

     Consummation of the acquisition of Cano is subject to the satisfaction of several conditions. Among the conditions is that the Company must sell at least $2,000,000 of units of common stock and warrants by July 3, 2002. Cano and the Company have reduced the $2,000,000 of units to $1,000,000 of units and have extended the July 3, 2002 deadline to September 15, 2002.

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

     The consummation of the acquisition is also contingent upon shareholder approval of a 1-for-2.09081 reverse stock split of the Company's outstanding shares of common stock (after redemption of certain shares by the Company, as described below).

     If this minimum offering is completed and the acquisition closes, at the time of closing, Cano will merge with NOXSO Acquisition Corp., an entity that will be, at the closing date, a wholly owned subsidiary of the Company. Accordingly, after the closing, Cano will become a wholly owned subsidiary of the Company. The transaction is anticipated to be accounted for as a reverse merger, pursuant to which, among other things:

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS



     (i) Cano shall become a wholly-owned subsidiary of the Company as a result of it being the surviving corporation of the merger and Cano shall be deemed to be the acquiring entity and the Company shall be deemed to be the acquired entity,
     (ii) the existing Cano shareholders shall receive in the merger 9,940,000 shares of the Company's common stock;
     (iii) a minimum of 333,320 shares of common stock and warrants to purchase 166,660 shares of common stock shall be sold for $1,000,000 of gross proceeds and a maximum of 1,666,600 shares of common stock and warrants to purchase 833,300 shares of common stock shall be sold for $5,000,000 of gross proceeds;
     (iv) all then officers and directors of the Company shall resign and Cano shall designate new officers and directors of the Company;
     (v) the net proceeds received by the Company from the sale of units in the private offering shall be applied as disclosed to investors including (i) $650,000 to acquire the Davenport Unit and (ii) $315,000 to repay outstanding indebtedness and obligations of the Company consisting of (a) the repayment of $275,000 aggregate principal amount of notes issued by the Company to repurchase 275,000 shares of common stock owned by certain current control persons of the Company, which shares shall become treasury shares, and (b) $40,000 to repay certain outstanding obligations of the Company; and
     (vi) in the event that the Company's consolidated balance sheet does not reflect at least $5,000,000 of total consolidated net assets for either (i) the quarter ending June 30, 2003, or (ii) at any date prior to June 30, 2003, Mr. Long, the current Chief Executive Officer and President and a controlling shareholder of the Company, shall have the right to purchase the 9,940,000 shares of common stock issued to the Cano shareholders in the merger for an aggregate purchase price of $175,000. In the event this option is exercised, the Company shall simultaneously with the closing thereof return all shares of Cano common stock (which at that time will be a wholly-owned subsidiary of the Company), to the shareholders of Cano prior to the merger.

     Pursuant to the Merger Agreement, in the event the merger does not occur by July 3, 2002, the Company may terminate the Merger Agreement. Cano and the Company have extended this July 3, 2002 deadline to September 15, 2002.

     In connection with the Company's acquisition of Cano, persons, who are officers, directors and principal shareholders, will sell 275,000 of their shares of the Company's common stock back to the Company for $1.00 per share. If the Company fails to acquire Cano, the Company can terminate the agreements to redeem these shares.

     If the Company consummates the proposed acquisition of Cano, the Cano shareholders and investors in the private placement will own collectively 91.5% of the then outstanding shares of common stock and existing shareholders of the Company will own collectively 8.5% of the then outstanding shares. In addition, upon the closing of the acquisition, it is proposed that the current officers and directors of the Company will resign and new officers and directors who are currently members of Cano management will be appointed to fill those vacancies.

     As a condition precedent to closing on the Merger Agreement, the Company is required to implement a 1-for-2.09081 reverse stock split of the outstanding shares of the Company's common stock. The reverse stock split is intended to increase the value of each remaining share of common stock. The Company's controlling shareholders intend to cast their votes in favor of the reverse stock split.

     If approved, the reverse stock split will be effective after the redemption of shares by the Company and immediately prior to closing on the Merger Agreement. If the Company determines not to proceed with the acquisition of Cano, the reverse split, even if approved, may not be implemented.

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

     To repay approximately $75,000 of liabilities not subject to compromise, Cano loaned the Company $35,000 in May 2002. The additional $40,000 will be paid by Cano to the Company upon and from the Initial Closing from the Offering net proceeds.

     The net effect of pro forma adjustments to the financial statements of the Company, after giving effect to the selling of $1,000,000 million of units pursuant to the private placement memorandum, the merger agreement and plan of reorganization and utilizing the December 31, 2001 financial statements for Cano (the latest available financial statements, the Cano financial statements having been audited by another independent certified public accounting firm whose opinion on the Cano financial statements was unqualified), are shown in Note 3 (below).

     PENDING SHAREHOLDER MATTERS - REVERSE STOCK SPLIT

     On July 31, 2002, the Board of Directors approved an amendment to the Company's Articles of Incorporation (the "Amendment") effecting a 1-for-2.09081 reverse stock split of the outstanding common shares (the "Reverse Stock Split") as a condition precedent to the merger agreement and plan of reorganization described above.

     If the Amendment is approved by the shareholders, each holder of 2.09081 shares of common stock, par value $0.01 per share (the "Old Common Stock"), immediately prior to the effectiveness of the Amendment would become the holder of one share of common stock, par value $0.01 per share (the "New Common Stock"). The per share par value of the common stock will not change as a result of the Reverse Stock Split. The shares of common stock issuable upon approval of the Amendment will be fully paid and nonassessable. The voting rights and other privileges of the continuing holders of common stock will not be affected substantively by the adoption of the Amendment or implementation of the Reverse Stock Split. As a result, the Company's stated capital will be reduced and capital in excess of par value (paid-in capital) increased accordingly. Shareholder's equity will remain largely unchanged, but will be reduced by the de minimus costs associated with effecting the Reverse Stock Split and the repurchase of fractional shares

     It is not anticipated that the financial condition of the Company, the percentage ownership of each shareholder or any aspect of the Company's business would change materially as a result of the Reverse Stock Split.

     If approved, the reverse stock split will be effective immediately prior to closing on the merger agreement and plan of reorganization described above.


NOTE 3 - PRO FORMA INFORMATION

     See "Merger Agreement and Plan of Reorganization" in Note 2, above. The net effect of pro forma adjustments to the financial statements of the Company at March 31, 2002 (its most recent fiscal year end), after giving effect to the private placement memorandum, the merger agreement and plan of reorganization and utilizing the December 31, 2001 financial statements for Cano (the latest available financial statements), are shown below.

     The pro forma adjustments are comprised of:
           A - Issuance of 135,000 NOXSO shares of common stock subsequent to
               March 31, 2002.
           B - Initial closing of NOXSO private placement memorandum
               ($1 million).
           C - Record NOXSO buy back agreement for 275,000 shares of common stock.
           D - Record NOXSO 1:209081 reverse stock split.
           E - Eliminate NOXSO pre merger liabilities.
           F - Record investment in subsidiary.
           G - Elimination of investment in subsidiary.

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


PRO FORMA BALANCE SHEET - ASSETS (UNAUDITED)

                                                     NOXSO         Cano Energy
                                                  Corporation      Corporation
                                                   March 31,       December, 31                            Proforma
                                                      2002             2001             Adustments           Total
                                                      ----             ----             ----------           -----
Cash                                            $      1,560       $   789,333   B     $   840,000       $ 1,355,893
                                                                                 C        (275,000)
Account Receivable                                     6,500                     E          (6,500)              -
Accrued production                                                      59,076                                59,076
Prepaid expenses and other current assets                               14,474                                14,474
Funds Held By Attorney In Escrow                      62,076                     E         (62,076)              -
                                                ---------------------------------------------------------------------
              Current Assets                          70,136           862,883             496,424         1,429,443
                                                ---------------------------------------------------------------------
Oil and gas properties                                               1,797,985                             1,797,985
Other                                                                   58,543                                58,543
Less accumulated depreciation and depletion                            (74,182)                              (74,182)
                                                ---------------------------------------------------------------------
      Property and equipment, net                        -           1,782,346                 -           1,782,346
                                                ---------------------------------------------------------------------
Investment in subsidiary                                                         F         146,906               -
                                                                                 G        (146,906)
Other assets                                                             6,580                                 6,580
                                                ---------------------------------------------------------------------
Total Assets                                    $     70,136       $ 2,651,809         $    496,424      $ 3,218,369
                                               ======================================================================

                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


PRO FORMA BALANCE SHEET - LIABILITIES AND SHAREHOLDERS' EQUITY (UNAUDITED)

                                                      NOXSO        Cano Energy
                                                  Corporation      Corporation
                                                   March 31,       December, 31                             Proforma
                                                      2002             2001             Adustments            Total
                                                      ----             ----             ----------            -----
Accounts payable and accrued liabilities                          $    355,817                           $    355,817
Deferred income                                                        125,000                                125,000
Liabilities Not Subject To Compromise           $    108,689                    A      $    (6,250)               -
                                                                                D         (102,439)
Amounts due to related party                          44,824             9,958  D          (44,824)             9,958
                                                ----------------------------------------------------------------------
           Current Liabilities                       153,513           490,775            (153,513)           490,775
                                                ----------------------------------------------------------------------
Deferred income taxes                                                    3,528                                  3,528
                                                ----------------------------------------------------------------------
Preferred stock                                                            -                                      -
Common stock                                          10,000            14,111  A            1,350              6,704
                                                                                B            3,333
                                                                                C           (2,750)
                                                                                D           (5,217)
                                                                                F            1,144
                                                                                G          (15,267)
Paid In Capital                                       29,216         2,153,963  A            4,900          2,727,930
                                                                                B          836,667
                                                                                C         (272,250)
                                                                                D            5,217
                                                                                E          (43,906)
                                                                                F          145,762
                                                                                G         (131,639)
Retained Deficit                                    (122,593)          (10,568) E          122,593            (10,568)
                                                ----------------------------------------------------------------------
    Total Stockholders' Equity (Deficit)             (83,377)        2,157,506             649,937          2,724,066
                                                ----------------------------------------------------------------------
Total Liabilities and Shareholders' Equity      $     70,136      $  2,651,809         $   496,424       $  3,218,369
                                                ======================================================================


                                NOXSO CORPORATION
                           FORM 10-QSB - JUNE 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

                                                      NOXSO        Cano Energy
                                                  Corporation      Corporation
                                                   March 31,       December, 31                             Proforma
                                                      2002             2001             Adustments            Total
                                                      ----             ----             ----------            -----
 Revenue                                        $        -        $  1,956,765                           $  1,956,765
                                                ----------------------------------------------------------------------

 Lease operating expenses                                              406,644                                406,644
 Depreciation and depletion                                             74,182                                 74,182
 General and administrative                           80,506         1,484,116                              1,564,622
                                                ----------------------------------------------------------------------
 Total Expenses                                       80,506         1,964,942                 -            2,045,448
                                                ----------------------------------------------------------------------

 Operating loss                                      (80,506)           (8,177)                -              (88,683)
 Interest income                                         -               1,137                                  1,137
                                                ----------------------------------------------------------------------
 Loss before income taxes                            (80,506)           (7,040)                               (87,546)
 Income tax expense                                      -               3,528
 Net loss                                       $    (80,506)     $    (10,568)        $       -         $    (87,546)
                                                ======================================================================


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

The Company has entered into an agreement to acquire Cano Energy Corporation. The agreement is subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause the acquisition of Cano to be abandoned. Accordingly, the Company can provide no assurances that it will be successful in achieving this acquisition. If the Company fails to acquire Cano, it will continue its search for a merger or acquisition target.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the Company's directors or officers.

LIQUIDITY

At June 30, 2002, the Company had a working capital deficit of $96,602, compared to a deficit of $83,377 at March 31, 2002. The increase in the working capital deficit is due primarily to the loss for the period. The June 30, 2002 balance sheet reflects a current liability in the amount of $35,000, which was loaned to the Company by Cano Energy Corporation. These funds were used to pay other current liabilities, which had been incurred to keep the Company in compliance with its reporting obligations to the Securities and Exchange Commission. The Company will continue to incur expenses relating to its filings with the SEC as long as it remains a reporting issuer.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of June 30, 2002, some of the Company's liabilities which existed prior to the sale of the corporate entity remained unpaid. At June 30, 2002, liabilities not subject to compromise exceeded funds held by attorney in escrow by $29,066. In connection with a motion for a final decree filed by the Company in the bankruptcy case, the Company has asserted its entitlement to cash and other funds held by attorney in escrow in the amount of $62,765. Instructions with regard to the disposition of these funds are to be issued by the Bankruptcy Court. While the Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to any other parties, the Company's retained deficit would increase by a corresponding amount.

In May 2002, Cano loaned $35,000 to the Company to pay a portion of the liabilities not subject to compromise. If the Company successfully completes the minimum private placement offering and closes the acquisition of Cano, $40,000 of the proceeds from the private offering will be used for the payment of liabilities not subject to compromise.

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

ASSETS

At June 30, 2002, the Company had total assets of $63,865 compared to total assets of $70,136 at March 31, 2002. At March 31, 2002 and June 30, 2002, the majority of the Company's assets consisted of funds held by attorney in escrow. If the Company is not entitled to the escrow account balance, if any, the Company's retained deficit will increase by the amount distributed to creditors. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the three months ended June 30, 2002, the Company had a net loss of $19,475, as compared to a loss of $20,282 for the three months ended June 30, 2001. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

The Company's ability to continue operations is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to close its proposed acquisition, obtain any such financing or, if the Company is able to obtain additional financing, that such financing will be on terms favorable to the Company. The inability to obtain additional financing when needed will have a material adverse effect on the Company's operating results.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         In April 2002, the Company issued 135,000 shares of its common stock to Robert Salluzzo in payment of his invoice for $6,250, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were involved in the transaction.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits


REGULATION                                                           CONSECUTIVE
S-B NUMBER                        EXHIBIT                            PAGE NUMBER

  2.1      Debtor's Second Plan of Reorganization with Modifi-           N/A
           cations Through December 2, 1999, Order of Judge R.
           Thomas Stinnett dated December 9, 1999 and Order
           Approving Disclosure Statement and Confirming Second
           Amended Plan of Reorganization Under Chapter 11 of the
           Bankruptcy Code (1)

  2.2      Merger Agreement and Plan of Reorganization dated April       N/A
           24, 2002 by and among Noxso Corporation, Noxso Acquisition
           Corp., and Cano Energy Corporation, as amended (2)

  3.1      Articles of Incorporation, as amended (3)                     N/A

  3.2      Amended and Restated Bylaws (3)                               N/A

 10.1      Stock Redemption Agreements with shareholders (1)             N/A

 99.1      Certification by Chief Executive Officer Pursuant to 18        18
           U.S.C. Section 1350, as adopted Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002

 99.2      Certification by Chief Financial Officer Pursuant to 18        19
           U.S.C. Section 1350, as adopted Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002
---------------------------
(1) Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated May 23, 2000.
(2) Incorporated by reference to the Exhibits filed with the Corporation's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NOXSO CORPORATION
                                     (Registrant)


Date:  August 19, 2002               By:   /s/ JAMES PLATEK
                                        ----------------------------------------
                                        James Platek, Director, Treasurer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer