Form 10QSB
period 2002-09-30
NOXSO CORP
filed 2002-11-13
CIK 314307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2002

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

   1,135,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF SEPTEMBER 30, 2002

Transitional Small Business Disclosure Format (check one);  Yes     No   X
                                                               ----    -----

Exhibit index on page 10                                     Page 1 of 15 pages

                                NOXSO CORPORATION
                                 BALANCE SHEETS

                                                             September
                                                             30, 2002         March 31,
                                                            (Unaudited)         2002
 Cash                                                      $      2,636     $     1,560
 Account Receivable                                                 -             6,500
 Funds Held By Attorney In Escrow                                61,205          62,076
                                                           -------------    ------------
 Current Assets                                                  63,841          70,136
                                                           -------------    ------------

 Total Assets                                              $     63,841     $    70,136
                                                           =============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities Not Subject To Compromise                     $     94,951     $   108,689
 Amounts due to related party                                    35,196          44,824
                                                           -------------    ------------
 Current Liabilities                                            130,147         153,513
                                                           -------------    ------------



 Common Stock, $.01 Par Value, 20,000,000 Shares
    Authorized, 1,135,000 and 1,000,000 Shares                   11,350          10,000
    Outstanding at September 30, 2002 and
    March 31, 2002, Respectively
 Paid In Capital                                                 34,116          29,216
 Retained Deficit                                              (111,772)       (122,593)
                                                           -------------    ------------
 Total Stockholders' Equity (Deficit)                           (66,306)        (83,377)
                                                           -------------    ------------

 Total Liabilities and Shareholders' Equity                $     63,841     $    70,136
                                                           =============    ============



                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                               Three            Three
                                                            Six Months      Six Months         Months           Months
                                                              Ended           Ended            Ended            Ended
                                                            September        September       September        September
                                                             30, 2002        30, 2001         30, 2002         30, 2001
                                                           (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)

 Revenue                                                   $        -       $        -      $        -       $        -
                                                           -----------      -----------     -----------      -----------

 Legal and Accounting                                          10,398           32,849           8,578           12,621
 Corporate Expenses                                            19,781            1,075           2,126            1,021
 Other Income                                                 (41,000)               -         (41,000)               -
                                                           -----------      -----------     -----------      -----------
                                                              (10,821)          33,924         (30,296)          13,642
                                                           -----------      -----------     -----------      -----------

 Net Income / (Loss)                                       $   10,821       $  (33,924)     $   30,296       $  (13,642)
                                                           ===========      ===========     ===========      ===========

 Income / (Loss) Per Common Share                          $     0.01       $    (0.03)     $     0.03       $    (0.01)
                                                           ===========      ===========     ===========      ===========

 Average Shares Outstanding                                 1,115,714        1,000,000       1,135,000        1,000,000
                                                           ===========      ===========     ===========      ===========




                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                Three            Three
                                                            Six Months       Six Months         Months           Months
                                                              Ended            Ended            Ended            Ended
                                                            September        September         September        September
                                                            30, 2002         30, 2001          30, 2002         30, 2001
                                                           (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
 Cash Flows From Operating Activities:
   Net Income / (Loss)                                     $   10,821       $  (33,924)       $   30,296       $  (13,642)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Change in other current assets                             7,371           14,480               -              5,468
     Change in liabilities not subject to compromise          (13,738)          (6,157)            4,680            5,073
     Other Income - Termination of Merger Agreement           (41,000)             -             (41,000)             -
     Issuance of common stock for services                      6,250              -                 -                -
                                                           -----------      -----------       -----------      -----------
 Cash Flows From Operating Activities:                        (30,296)         (25,601)           (6,024)          (3,101)
                                                           -----------      -----------       -----------      -----------

 Cash Flows From Financing Activities:
     Advances from prospective merger participant              41,000              -               6,000              -
     Change in amounts due shareholders                        (9,628)          25,601               -              3,101
                                                           -----------      -----------       -----------      -----------
 Cash Flows From Financing Activities:                         31,372           25,601             6,000            3,101
                                                           -----------      -----------       -----------      -----------


 Net Change in Cash                                             1,076              -                 (24)             -
 Cash at Beginning of Period                                    1,560            1,800             2,660            1,800
                                                           -----------      -----------       -----------      -----------
 Cash at End of Period                                     $    2,636       $    1,800        $    2,636       $    1,800
                                                           ===========      ===========       ===========      ===========

 Cash Payments For Interest                                $      -         $      -          $      -         $      -
                                                           ===========      ===========       ===========      ===========

 Cash Payments For Taxes                                   $      -         $      -          $      -         $      -
                                                           ===========      ===========       ===========      ===========



                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of September 30, 2002 and March 31, 2002 and statements of operations and cash flows for the three and six month periods ended September 30, 2002 and 2001 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

     The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on March 31, 2003.


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

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


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

     Following the liquidation entries, the amount remaining for recapitalization of the company consisted of $39,216 in the aggregate, of which $10,000 was reflected as the par value for the Company's common stock and $29,216 was reflected as paid in capital.

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

     At September 30, 2002, an attorney on behalf of the Company maintained $1,536 of the Company's cash and funds held by the same attorney in escrow was $61,205. Substantially all of these funds stem from recoveries of preference payments, and have been previously reflected as income. Another attorney, whose fees amounting to $58,944 included in liabilities not subject to compromise, has made a claim against the escrow balance. The Bankruptcy Court has not yet indicated whether the escrow balance will be used to satisfy the attorney's claim or will be distributed to one or more of the original creditors. If the escrow balance, or any portion thereof, is distributed to any creditors, the Company would be required to reflect such amount as an expense and the Company's retained deficit would increase by a corresponding amount.

     TERMINATION OF PRIVATE PLACEMENT AND PLANNED MERGER WITH CANO ENERGY CORPORATION

     In June 2002, the Company commenced a private placement offering in connection with a plan of merger with Cano Energy Corporation ("Cano"). The required minimum funds were not raised; accordingly, Cano elected to terminate the planned merger.

     In connection with the planned merger, the Company incurred approximately $17,100 of legal and accounting expenses that were to have been recoverable from Cano. These amounts were reflected as accounts receivable and at the end of the first quarter were fully reserved.

     Pursuant to a termination of merger agreement ("Agreement") dated September 17, 2002, the Company and Cano have agreed that the plan of merger is terminated and that neither the Company nor Cano has any liability to each other. Accordingly, the $35,000 advanced to the Company by Cano in the first fiscal quarter and an additional $6,000 advanced in the second fiscal quarter that had been reflected as payable to Cano has been discharged by the Agreement and reflected as other income in the second fiscal quarter. Also, the accounts receivable and the corresponding reserve (described above) have been eliminated.

                                NOXSO CORPORATION
                        FORM 10-QSB - SEPTEMBER 30, 2002
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


     OTHER MATTERS

     The Company has resumed preliminary discussions with other parties regarding the possibility of an acquisition or merger between the Company and another entity. If the Company is able to successfully negotiate an acquisition or merger agreement, any such agreement would likely be subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, could cause any intended acquisition or merger to ultimately be abandoned.

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

In April 2002, the Company entered into an agreement to acquire Cano Energy Corporation. The agreement was subject to significant contingencies and uncertainties, any of which, if not satisfactorily resolved, would cause the acquisition of Cano to be abandoned. One of the conditions was not satisfied and the agreement with Cano Energy was terminated in September 2002. The Company is continuing its search for a merger or acquisition target.

Due to the Company's intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that its cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the Company's directors or officers.

LIQUIDITY

At September 30, 2002, the Company had a working capital deficit of $66,306, compared to a deficit of $83,377 at March 31, 2002. The decrease in the working capital deficit is due primarily to the reduction of current liabilities, using the funds advanced by Cano Energy. A total of $41,000 was advanced during the six months ended September 30, 2002. Since Cano Energy agreed that the Company did not have any liability to Cano in the termination of merger agreement, $41,000 has been reflected as other income.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. However, as of September 30, 2002, some of the Company's liabilities which existed prior to the sale of the corporate entity remained unpaid. At September 30, 2002, liabilities not subject to compromise exceeded funds held by attorney in escrow by $33,746. In connection with a motion for a final decree filed by the Company in the bankruptcy case, the Company has asserted its entitlement to cash and other funds held by attorney in escrow in the amount of $62,741. Instructions with regard to the disposition of these funds are to be issued by the Bankruptcy Court. While the

Company believes it has meritorious arguments to support its contention of entitlement to the escrow account balance, the Company is unable to predict the ultimate disposition of these funds. Were such funds, or any portion thereof, to be distributed to any other parties, the Company's retained deficit would increase by a corresponding amount.

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

ASSETS

At September 30, 2002, the Company had total assets of $63,841 compared to total assets of $70,136 at March 31, 2002. At March 31, 2002 and September 30, 2002, the majority of the Company's assets consisted of funds held by attorney in escrow. If the Company is not entitled to the escrow account balance, if any, the Company's retained deficit will increase by the amount distributed to creditors. As of the date of this report, the Company has essentially no assets.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the six months ended September 30, 2002, the Company had net income of $10,821, as compared to a loss of $33,924 for the six months ended September 30, 2001. The Company's expenses were only slightly lower for 2002; however, it recognized $41,000 of other income for the current period. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company has recently evaluated its internal controls. As of November 12, 2002, there were no significant corrective actions taken by the Company or other changes made to these internal controls. The Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits


REGULATION                                                           CONSECUTIVE
S-B NUMBER                          EXHIBIT                          PAGE NUMBER

  2.1         Debtor's Second Plan of Reorganization with                N/A
              Modifications Through December 2, 1999, Order of
              Judge R. Thomas Stinnett dated December 9, 1999 and
              Order Approving Disclosure Statement and Confirming
              Second Amended Plan of Reorganization Under Chapter
              11 of the Bankruptcy Code (1)

  2.2         Merger Agreement and Plan of Reorganization dated          N/A
              April 24, 2002 by and among Noxso Corporation, Noxso Acquisition Corp., and Cano Energy Corporation, as amended (2)

  3.1         Articles of Incorporation, as amended (3)                  N/A

  3.2         Amended and Restated Bylaws (3)                            N/A

 10.1         Stock Redemption Agreements with shareholders (1)          N/A

 99.1         Certification by Chief Executive Officer Pursuant           14
              to 18 U.S.C. Section 1350, as adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

 99.2         Certification by Chief Financial Officer Pursuant           15
              to 18 U.S.C. Section 1350, as adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------
(1) Incorporated by reference to the Exhibits previously filed with the Corporation's Current Report on Form 8-K dated May 23, 2000.
(2) Incorporated by reference to the Exhibits filed with the Corporation's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         On September 17, 2002, the Company filed a current report on Form 8-K dated September 17, 2002 reporting under Item 5. the termination of the Merger Agreement and Plan of Reorganization with Cano Energy Corporation. No financial statements were required to be filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NOXSO CORPORATION
                                     (Registrant)


Date:  November 12, 2002             By:  /s/ James Platek
                                        ----------------------------------------
                                     James Platek, Director, Treasurer,
                                     Principal Financial Officer and
                                     Principal Accounting Officer

                                 CERTIFICATIONS

I, Robert M. Long, certify that:

1.       I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Noxso
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 13, 2002

                                        /s/ ROBERT M. LONG
                                      ------------------------------------------
                                      Robert M. Long
                                      President (Principal Executive Officer)

I, James Platek, certify that:

1.       I   have   reviewed   this   quarterly   report on Form 10-QSB of Noxso
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)       any fraud,  whether or not material,  that involves management
                  or   other  employees  who   have  a  significant  role in the
                  registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002


                                      /s/ James Platek
                                      ------------------------------------------
                                      James Platek
                                      Chief Financial Officer