Form 10QSB
period 2002-12-31
NOXSO CORP
filed 2003-02-14
CIK 314307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from _____________ to ____________

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

   1,135,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF DECEMBER 31, 2002

 Transitional Small Business Disclosure Format (check one);  Yes     No  X
                                                                ----   ----

Exhibit index on page 9                                      Page 1 of 14 pages

                                NOXSO CORPORATION
                                 BALANCE SHEETS



                                                    December
                                                    31, 2002          March 31,
                                                   (Unaudited)          2002
                                                  ------------      ------------

 Cash                                             $    1,028        $     1,560
 Account Receivable                                      -                6,500
 Funds Held By Attorney In Escrow                        -               62,076
                                                  ------------      ------------
 Current Assets                                        1,028             70,136
                                                  ------------      ------------

 Total Assets                                     $    1,028        $    70,136
                                                  ============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities Not Subject To Compromise            $   41,827        $   108,689
 Amounts due to related party                         35,196             44,824
 Current Liabilities                                  77,023            153,513
                                                  ------------      ------------

 Common Stock, $.01 Par Value, 20,000,000 Shares
    Authorized, 1,135,000 and 1,000,000 Shares        11,350             10,000
    Outstanding at December 31, 2002 and
    March 31, 2002, Respectively
 Paid In Capital                                      34,116             29,216
 Retained Deficit                                   (121,461)          (122,593)
                                                  ------------      ------------
 Total Stockholders' Equity (Deficit)                (75,995)           (83,377)
                                                  ------------      ------------

 Total Liabilities and Shareholders' Equity       $    1,028        $    70,136
                                                  ============      ============



                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                   Three            Three
                                             Nine Months      Nine Months          Months           Months
                                                Ended            Ended             Ended            Ended
                                             December 31,     December 31,       December 31,     December 31,
                                                2002             2001               2002             2001
                                             (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                            -------------    -------------      -------------    -------------
 Revenue                                    $        -       $        -         $        -       $        -
                                            -------------    -------------      -------------    -------------

 Legal and Accounting                             18,535           39,632              8,137            6,783
 Corporate Expenses                               21,333            1,186              1,552              110
 Other Income                                    (41,000)             -                  -                -
                                            -------------    -------------      -------------    -------------
                                                  (1,132)          40,818              9,689            6,894
                                            -------------    -------------      -------------    -------------

 Net Income / (Loss)                        $      1,132     $    (40,818)      $     (9,689)    $     (6,894)
                                            =============    =============      =============    =============

 Income / (Loss) Per Common Share           $       0.00     $      (0.04)      $      (0.01)    $      (0.01)
                                            =============    =============      =============    =============

 Average Shares Outstanding                    1,121,500        1,000,000          1,135,000        1,000,000
                                            =============    =============      =============    =============



                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             Three            Three
                                                       Nine Months      Nine Months          Months           Months
                                                          Ended            Ended             Ended            Ended
                                                       December 31,     December 31,       December 31,     December 31,
                                                          2002             2001               2002             2001
                                                       (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                                      -------------    -------------      -------------    -------------
 Cash Flows From Operating Activities:
   Net Income / (Loss)                                $      1,132     $    (40,818)      $     (9,689)    $     (6,894)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Change in other current assets                         68,576           14,480             61,205              -
     Change in liabilities not subject to compromise       (66,862)          (7,325)           (53,124)          (1,169)
     Other Income - Termination of Merger Agreement        (41,000)             -                  -                -
     Issuance of common stock for services                   6,250              -                  -                -
                                                      -------------    -------------      -------------    -------------
 Cash Flows From Operating Activities:                     (31,904)         (33,663)            (1,608)          (8,063)
                                                      -------------    -------------      -------------    -------------

 Cash Flows From Financing Activities:
     Advances from prospective merger participant           41,000              -                  -                -
     Change in amounts due shareholders                     (9,628)          33,713                -              8,113
                                                      -------------    -------------      -------------    -------------
 Cash Flows From Financing Activities:                      31,372           33,713                -              8,113
                                                      -------------    -------------      -------------    -------------


 Net Change in Cash                                           (532)              50             (1,608)              50
 Cash at Beginning of Period                                 1,560            1,800              2,636            1,800
                                                      -------------    -------------      -------------    -------------
 Cash at End of Period                                $      1,028     $      1,850       $      1,028     $      1,850
                                                      =============    =============      =============    =============

 Cash Payments For Interest                           $        -       $        -         $        -       $        -
                                                      =============    =============      =============    =============

 Cash Payments For Taxes                              $        -       $        -         $        -       $        -
                                                      =============    =============      =============    =============




                   See Notes To Unaudited Financial Statements

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 2002
                          NOTES TO UNAUDITED CONSDENSED
                              FINANCIAL STATEMENTS


1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited, condensed, balance sheets as of December 31, 2002 and March 31, 2002 and statements of operations and cash flows for the three and nine month periods ended December 31, 2002 and 2001 have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of NOXSO Corporation ("Company"), all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

     The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on March 31, 2003.


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

     The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including Mr. Robert Long, the Secretary and a Director of the Company, for $50,000. This group would own 90% of the outstanding shares of the new common stock, and the remaining 10% of the new common stock will be distributed to certain of the creditors. Simultaneously, the Company's sale of assets free and clear of liens was approved.

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

                                NOXSO CORPORATION
                         FORM 10-QSB - DECEMBER 31, 2002
                          NOTES TO UNAUDITED CONSDENSED
                              FINANCIAL STATEMENTS

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

     In December 2002, the United States Bankruptcy Court held a final hearing and issued a final order closing the Chapter 11 case. The Bankruptcy Court ordered that $10,000 of the approximately $62,700 funds held by attorneys in escrow be paid to the Department of Energy with the remainder to be paid to law firm serving as counsel for the creditors. This resolution resulted in a deficiency of funds held by attorneys in escrow relative to the related liability to those attorneys of approximately $6,200. Such amount was reflected as a reduction of legal expense in the quarter ended December 31, 2002.

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

LIQUIDITY

At December 31, 2002, the Company had a working capital deficit of $75,995, compared to a deficit of $83,377 at March 31, 2002. The decrease in the working capital deficit is due primarily to the reduction of current liabilities, using the funds advanced by Cano Energy. A total of $41,000 was advanced during the nine months ended December 31, 2002. Since Cano Energy agreed that the Company did not have any liability to Cano in the termination of merger agreement, $41,000 has been reflected as other income.

As part of the Company's Second Amended Plan, the corporate entity was sold to an investor group in May 2000. The corporate entity was sold without any liabilities which were incurred prior to the sale. At December 31, 2002, some of the Company's liabilities which existed prior to the sale of the corporate entity remained unpaid. At December 31, 2002, liabilities not subject to compromise was $41,827.

In December 2002, the bankruptcy court issued a final order closing the Chapter 11 case. The court ordered that $10,000 of the funds held by attorneys in escrow, in the approximate amount of $62,700, be paid to the Department of Energy, with the remainder to be paid to the law firm serving as counsel for the creditors. As a result, there was a deficiency of funds held by attorneys in escrow relative to the related liability to those attorneys of approximately $6,200. Such amount was reflected as a reduction of legal expense in the quarter ended December 31, 2002.

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

ASSETS

At December 31, 2002, the Company had total assets of $1,028 compared to total assets of $70,136 at March 31, 2002. At March 31, 2002, the majority of the Company's assets consisted of funds held by attorney in escrow. Since it was determined in December 2002 that the Company was not entitled to the escrow account balance, the Company's only asset is cash of $1,028.

RESULTS OF OPERATIONS

The Company has no current operations and has not generated any revenue from its operations since the change of control. The Company must rely entirely upon loans from affiliates to pay operating expenses.

During the nine months ended December 31, 2002, the Company had net income of $1,132, as compared to a loss of $40,818 for the nine months ended December 31, 2001. The Company's expenses were only slightly lower for 2002; however, it recognized $41,000 of other income for the current period. Due to the sale of the corporate entity and the elimination of the Company's assets and debts as a result of the bankruptcy proceedings, as of the date of this report, the Company essentially has no operations and no source of revenue. The Company continues to incur professional fees and other expenses. If the Company does not find a suitable acquisition target or other source of revenue, the Company will continue to incur net losses and may have to cease operations entirely.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company has recently evaluated its internal controls. As of February 12, 2003, there were no significant corrective actions taken by the Company or other changes made to these internal controls. The Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

   3.1       Articles of Incorporation, as amended (3)                   N/A

   3.2       Amended and Restated Bylaws (3)                             N/A

  10.1       Stock Redemption Agreements with shareholders (1)           N/A

  99.1       Certification by Chief Executive Officer Pursuant to        13
             18 U.S.C. Section 1350, as adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002

  99.2       Certification by Chief Financial Officer Pursuant to        14
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

                                       NOXSO CORPORATION
                                       (Registrant)


Date:  February 13, 2003               By:  /s/ James Platek
                                          --------------------------------------
                                          James Platek, Director, Treasurer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer

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



Date:    February 12, 2003


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


Date:    February 13, 2003


                                     /s/ James Platek
                                   ---------------------------------------------
                                   James Platek
                                   Chief Financial Officer