Form 10KSB
period 2003-03-31
NOXSO CORP
filed 2003-07-15
CIK 314307

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                 March 31, 2003


                                    000-17454
                             -----------------------
                            (Commission file number)

                                NOXSO CORPORATION
                ------------------------------------------------
                (Name of registrant as specified in its charter)

         Virginia                                            54-1118334
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
      incorporation)

1065 South 500 West, Bountiful, Utah 84010                 (801) 296-6976
------------------------------------------       -------------------------------
 (Address of principal executive offices)        (Registrant's telephone number,
                                                        including area code)

         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuers revenues for its most recent fiscal year: None.

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of July 9, 2003 was approximately $962,883.

         Shares outstanding of the registrant's common stock as of July 9, 2003:
7,887,150

         Check whether the issuer has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                               NOXSO CORPORATION


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED March 31, 2003


                                     PART I

Item 1.  Description of Business                                              3
Item 2.  Description of Properties                                            7
Item 3.  Legal Proceedings                                                    7
Item 4.  Submission of Matters to a Vote of Security Holders                  7

                                     PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                                        8
Item 6.  Management's Discussion and Analysis or Plan of Operation           10
Item 7.  Financial Statements                                                14
Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          14

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act        15
Item 10. Executive Compensation                                              16
Item 11. Security Ownership of Certain Beneficial Owners and Management      17
Item 12. Certain Relationships and Related Transactions                      18
Item 13. Exhibits and Reports on Form 8-K                                    19
Item 14. Controls and Procedures                                             19

                           Forward-Looking Statements

         When used in this Form 10-KSB, in the Company's filings with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, project launch dates; dates upon which revenues may be generated or received; the execution of agreements relating to the dry stack masonry systems; plans to rely on strategic partners to pursue commercialization of the Company's business plan; expectations regarding the ability of the Company's products and systems to compete with the products of competitors; acceptance of the Company's products and systems by the marketplace as cost-effective; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for products and systems; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of the Company's projects.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for the Company's products and systems; the inability to enter into commercial arrangements relating to the Company's products and systems; competitive products and pricing, delays in introduction of products and systems due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of planned or possible construction projects and other risks set forth in Item 6 "Risk Factors" and elsewhere herein. If and when revenues commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                                     PART I

Item 1. Description of Business.

Company Background

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

         The Company's second amended plan of reorganization provided for conveyance of the corporate entity to a group including a former officer and Director of the Company, for $50,000. This group would own 90% of the outstanding shares of the new common stock, and the remaining 10% of the new common stock will be distributed to certain of the creditors. Simultaneously, the Company's sale of assets free and clear of liens was approved.

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

         On April 22, 2003, Patronus Industries, LC and Heber C. Bishop (collectively, the "Buyers") acquired 631,650 shares of common stock (the "Shares") of the Company from Robert Long, Robert Platek, Spencer Levy and Robert Salluzzo (collectively, the "Sellers") in consideration for $250,000 (the "Acquisition"). Pursuant to the terms of a Stock Purchase Agreement by and between the Buyers and the Sellers, $5,000 of the purchase price was paid in cash and the remaining $245,000 is being paid in consideration for a promissory note executed by the Buyers (the "Note"). The Note is non-interest bearing and due and payable in full on the thirty (30) day anniversary of the Note. The Note is secured by (i) a pledge agreement executed by the Buyers in favor of the Sellers whereby the Shares were pledged as collateral, (ii) a guarantee executed at the request of Buyers by Wynn Westmoreland and Santa Rosa Corporation, a Nevada corporation and (iii) a Trust Deed executed by Santa Rosa Corporation as Trustor in favor of the Sellers as beneficiaries relating to approximately 86 acres of real property in Utah. Wynn Westmoreland is a business associate of the Buyers and Santa Rosa Corporation is an associate of Mr. Westmoreland. As of the date of this filing, the amounts owing on the Note had not been paid.

         As a condition precedent for the closing of the Stock Purchase Agreement, the Buyers also arranged for International Construction Concepts, Inc., a Nevada corporation, to lend $100,000 to the Company pursuant to the terms of a demand note that bears interest at the rate of 10% per annum. The proceeds from this loan were used by the Company to pay all of its outstanding liabilities, other than the liability resulting from the demand note.

         The Shares acquired by the Buyers in connection with the Stock Purchase Agreement represented 55.6% of the Company's issued and outstanding shares of common stock at the time of the purchase, giving the Buyers voting control of the Company. In addition, on April 22, 2003 Messrs. Levy and Platek resigned as officers and directors of the Company and Mr. Long resigned as an officer, but not as a director, of the Company. Mr. Long then appointed Messrs. Bishop and Richard J. Anderson to fill the vacancies on the board of directors created by the resignations of Messrs. Levy and Platek. Mr. Anderson was also appointed to act as president of the Company. Mr. Anderson is the sole manager of Patronus Industries, LC.

         Effective April 30, 2003, Mr. Robert Long resigned as a member of the Company's board of directors. Effective May 1, 2003, Mr. Robert Arbon was appointed to fill the vacancy created by Mr. Long's resignation.

Business of Issuer

         Since the date of the Acquisition, the Company has been seeking to enter into arrangements for the acquisition of proven construction components, products and systems that can be combined and utilized to produce and supply components of dry-stacked masonry wall systems for residential, commercial and industrial buildings, as well as other complimentary construction elements and the acquisition of real property that may be used in connection with a site to establish a production facility to produce such components and products to be available for construction projects.

         The Company believes that the dry-stacked masonry wall systems it employs provides advantages over other construction products and systems, including: competitive cost, thermal dynamic performance, weather resistant, fire resistant, security, environmentally friendly, adaptability, widely available raw materials and strength due to proprietary installation methods employed. Additionally, the Company believes that its overall system of products combined with its installation procedures can bring economic advantages to local economies because of the ability of the Company's direct associates to employ and train local people in the use and installation of these products, the newly trained people become synergistic elements in the overall positive influence and benefit to the economy of their areas. Thus, the Company benefits from the sale of its products and the local areas benefit from the increased availability of local housing units and an increase in a skilled work force.

Recent Acquisitions

         In preparation to commence operations by supplying products and systems in and related to the dry-stacked masonry wall system, the Company has made the following acquisitions.

         On May 14, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property (the "Property") made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock.

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"), a Mexican corporation domiciled in Mexico City, Mexico. ACMT, as a wholly-owned subsidiary of the Company, holds title to the Property. Also, it is anticipated that ACMT will be used by the Company in connection with its production facility, as described above. As consideration for the ACMT purchase, the Company issued to the owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and
(ii) 350,000 shares of the Company's restricted common stock.

         On May 14, 2003, the Company also acquired all of the issued and outstanding securities of International Construction Concepts, Inc. ("ICC"), a Nevada corporation. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of constructions systems used to produce and supply components of dry-stacked masonry systems. As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 shares of the Company's restricted common stock.

         On May 30, 2003, the Company acquired from SouthWest Management Company its existing rights to purchase from the manufacturers (i) a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         The Company expects to enter into additional agreements relating to its acquisition of construction systems used to produce and supply components of dry-stacked masonry systems as well as other complimentary construction elements and begin production utilizing such systems. However, no definitive arrangements have been executed and there can be no assurance that any definitive arrangements will be completed or that the Company will have sufficient funding to execute its business plan or that its business plan will be successful.

Distribution and Sales

         The Company intends to develop direct associations with businesses that are in the construction business, familiar with the construction methods required to use the Company's products, have projects available where the Company's products meet the necessary requirements, and sell products directly to such businesses. It is anticipated that initially the products would be used in the residential market. Preliminary meetings, discussions and negotiations have indicated that this plan for distribution of the products will allow the Company to enter targeted markets with minimum of costs and expense related to marketing.

         The Company recognizes the requirements to locate its potential production site in an area where the raw materials necessary for cost effective operations were readily available, and where finished products would have ready access to the transport and distribution system. The Company believes that it has addressed this issue with respect to its anticipated operations in the Puebla, Mexico by acquiring the Property. The Property is anticipated to be used as a site to establish a production facility.

Competition

         The market for residential, commercial and industrial buildings, whether using a dry-stacked masonry wall system or other construction methods, is intensely competitive. The Company expects competition to continue and likely intensify in the future. Many of the Company's potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results and financial condition. The Company may face intense competition from other companies directly involved in the same business and also from many other companies offering building products that can be used in lieu of those offered by the Company. Many of these companies in related businesses are substantially larger and have more capital and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that competitors will not develop building products that are superior to those that are planned to be utilized by the Company.

Government Regulation

         The Company, as it continues to develop its business plan, will be subject to the governmental regulations of the country of Mexico along with the states, regions and municipalities in which it operates. The anticipated projects where the Company's products will be used will be subject to various laws and governmental regulations, such as zoning regulations relating to the projects and developments where the Company's products are used. As required by local statutes, the Company would obtain and keep current various licenses, permits and regulatory approvals for its products that are used in the development projects. The Company believes that it has made arrangements that will result in its compliance with all laws, rules and regulations applicable to its projects.

         Due to the increasing levels of development in the areas of Mexico where the Company currently plan to focus its operations, it is possible that new laws, rules and/or regulations may be adopted that could effect the use of its products and systems in proposed projects. The enactment of such laws, rules or regulations in the future could have a negative impact on the Company's project growth or profitability, which could decrease its projected revenues or increase its costs of doing business.

         The Company believes that it has involved qualified and competent professionals who have been involved in significant discussions, negotiations and subsequent acquisitions to help insure compliance with all applicable governmental approvals and regulations. The Company is also seeking to develop direct associations with businesses that are in the construction business, familiar with the construction methods required to use the Company's products, have projects available where the Company's products meet the necessary requirements, and sell products directly to such businesses.

Research and Development

         The products that are expected to be the core production business of the Company as it develops its overall business plan have all been tested by the inventors and others over the years. As a result, the Company does not anticipate any expenditure for research and development related to its operations in the near future.

Employees

         As of July 9, 2003, the Company had two employees; one works for the Company on a part-time basis one works on a full-time basis. The Company presently maintains its business office at 1065 South 500 West, Bountiful, Utah 84010.

Item 2. Description of Properties.

         Since April 2003 our principal offices have been located at 1065 South 500 West, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on June 30, 2005. The Company believes that its current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. It may, however, require additional office space in the future depending upon the growth of the business.

         The Company, through ACMT, purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. The Property was not acquired for the primary purpose of generating capital gain or income from leases or similar arrangements. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock.

Item 3. Legal Proceedings.

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


Dividend Policy

         To date,the Company has not paid dividends on its common stock. The payment of dividends on the common stock, if any, is at the discretion of the board and will depend upon the Company's earnings, if any, the Company's capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." The Company does not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in the Company's operations.

Share Price History

         There has been very limited and sporadic trading of the Company's common stock in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "NXSO." The following table sets forth the high and low bid information of the common stock for the periods indicated. The price information contained in the table was obtained from America Online ("AOL") and its information suppliers. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

                  Quarter Ended                                High        Low
                  -------------                                ----        ---
                  2001 (1)
                  June 30 ..............................        --          --
                  September 30..........................        --          --
                  December 31...........................       $.10        $.10

                  2002 (2)
                  March 31..............................       $.10        $.10
                  June 30...............................       $.10        $.10
                  September 30..........................        --          --
                  December 31...........................      $1.01        $.09

                  2003
                  March 31..............................      $1.01       $1.01

(1)  From March 31, 2001 through December 3, 2001 the stock was not traded.
(2)  From June 13, 2002 through November 21, 2002 the stock was not traded.

Holders of Record

         At July 9, 2003, there were approximately 106 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

         On April 22, 2003, Patronus Industries, LC and Heber C. Bishop acquired 631,650 shares of common stock of the Company from Robert Long, Robert Platek, Spencer Levy and Robert Salluzzo, who are accredited investors, in consideration for $250,000 (the "Acquisition"). Pursuant to the terms of a Stock Purchase Agreement by and between the Buyers and the Sellers, $5,000 of the purchase price was paid in cash and the remaining $245,000 is being paid in consideration for a Note executed by the Buyers. The Note was non-interest bearing and due and payable in full on the thirty (30) day anniversary of the Note. The Note was secured by (i) a pledge agreement executed by the Buyers in favor of the Sellers whereby the Shares were pledged as collateral, (ii) a guarantee executed at the request of Buyers by Wynn Westmoreland and Santa Rosa Corporation, a Nevada corporation and (iii) a Trust Deed executed by Santa Rosa Corporation as Trustor in favor of the Sellers as beneficiaries relating to approximately 86 acres of real property in Utah. As of the date of this filing, the amounts owing on the Note had not been paid.

         As a condition precedent for the closing of the Stock Purchase Agreement, the Buyers also arranged for ICCto lend $100,000 to the Company pursuant to the terms of a demand note that bears interest at the rate of 10% per annum. The proceeds from this loan were used by the Company to pay all of its outstanding liabilities, other than the liability resulting from the Note.

         On May 14, 2003, the Company and SWAA, an accredited investor, closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock.

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of ACMT. ACMT, as a wholly-owned subsidiary of the Company, holds title to the Property. As consideration for the ACMT purchase, the Company issued to the accredited owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock. The consideration for the purchase was paid in two equal amounts to Groupo Industrial Potro S.A. De C.V. and SouthWest Management Company, the owners of ACMT.

         On May 14, 2003, the Company also acquired all of the issued and outstanding securities of ICC. As consideration for the ICC purchase, the Company issued to the accredited owners of ICC 100,000 shares of the Company's restricted common stock. Seventy-five percent of the consideration for the purchase of the ICC securities was paid to SouthWest Management Company and twenty-five percent of the consideration was paid to Noah Sifuentes.

         On May 30, 2003, the Company acquired from SouthWest Management Company its existing rights to purchase from the manufacturers (i) a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         The issuance of the securities in the transactions described above were exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         We had $226 in total assets (comprised entirely of cash) and total liabilities of $90,870 as of March 31, 2003. Working capital (deficit) as of March 31, 2003 was ($90,644). The Company does not currently have sufficient funding to execute its business plan.

Plan of Operation

         At March 31, 2003, the Company had no business operations, and very limited assets and capital resources. The Company's business plan was to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company.

         Since the date of the Acquisition, the Company has entered the construction systems and products business and acquired various construction related products and systems. The Company intends to develop direct associations with businesses that are in the construction business, familiar with the construction methods required to use the Company's products, have projects available where the Company's products meet the necessary requirements, and sell products directly to such businesses. It is anticipated that initially the products would be used in the residential market. Preliminary meetings, discussions and negotiations have indicated that this plan for distribution of the products will allow the Company to enter targeted markets with minimum of costs and expense related to marketing.

         In furtherance of the Company's business objectives, the Company has sought opportunities to enter into arrangements for the acquisition of proven construction components, products and systems that can be combined and utilized to produce and supply components of dry-stacked masonry wall systems for residential, commercial and industrial buildings, as well as other complimentary construction elements. Additionally, the Company sought the acquisition of real property that had the potential to be used as a site to establish a production facility to produce such components and products to be available for construction projects. In connection therewith, the Company has entered into the following transactions.

         On May 14, 2003, the Company and SWAA closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock.

         The Company recognizes the requirements to locate its potential production site in an area where the raw materials necessary for cost effective operations were readily available, and where finished products would have ready access to the transport and distribution system. The Company believes that it has addressed this issue with respect to its anticipated operations in the Puebla, Mexico by acquiring the Property. The Property is anticipated to be used as a site to establish a production facility.

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of ACMT. ACMT, as a wholly-owned subsidiary of the Company, holds title to the Property. Also, it is anticipated that ACMT will be used by the

Company in connection with its production facility, as described above. As consideration for the ACMT purchase, the Company issued to the owners of ACMT
(i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock.

         On May 14, 2003, the Company also acquired all of the issued and outstanding securities of ICC. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of constructions systems used to produce and supply components of dry-stacked masonry systems. As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 shares of the Company's restricted common stock.

         On May 30, 2003, the Company acquired from SouthWest Management Company its existing rights to purchase from the manufacturers (i) a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         The Company expects to enter into additional agreements relating to its acquisition of construction systems used to produce and supply components of dry-stacked masonry systems as well as other complimentary construction elements. However, no definitive arrangements have been executed and there can be no assurance that any definitive arrangements will be completed or that the Company will have sufficient funding to execute its business plan or that its business plan will be successful.

         The Company does not have sufficient funding to meet its short or long-term cash needs. The Company anticipates that it will need at least $5,000,000 to execute its business plan during the next twelve months. The Company has been in discussions to secure the capital required under its business plan. To date, the Company has no firm commitments to secure the required capital. To the extent possible, the Company may seek to raise additional funds through the sale of equity securities or by borrowing money to fund its business plan.There can be no assurance that the Company will be able to raise needed funds or that such funding will be available on reasonable terms.

         The Company has experienced net losses since inception and has had no significant revenues during recent years. During the past two fiscal year the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors

         In addition to the risks set forth above, the Company is subject to certain other risk factors due to the nature of the general overall economy of both the United States of America and Mexico, possible currency fluctuations, along with the industries in which the Company competes and the nature of its operations. These risk factors include the following:

         Limited Operating History/Profitability Uncertain. The Company's operations were only recently begun and are subject to all risks inherent in the creation of a new business and the structuring of multi-national operations to produce products and services, including the absence of a history of significant operations and of proven capacity to produce and sell products and services over a significant period of time. The Company is continuing to establish many functions which are necessary to conduct business, including without limitation, managerial and administrative structure, marketing activities, financial systems, computer programming, system development and personnel recruitment. The

Company has only limited operating history and no sales revenues. There can be no assurance that the Company will be able to achieve significant levels of sales or profitability.

         Operating Losses/Need for Additional Funds. The Company's financial statements, attached hereto, show $226 in total assets, total liabilities of $90,870 and a working capital (deficit) of ($90,644) as of March 31, 2003. The financial statements also show a net loss of $13,517 for the year ended March 31, 2003. These figures raise substantial doubt about the Company's ability to continue as a going concern. Moreover, the Company estimates that it needs at least $5,000,000 in funding to execute its business plan over the next twelve months and the Company does not have commitments in place to provide any funding. In addition, the Company may require additional funding because some expenditures may be unforeseeable at the present time. Moreover, the Company's business plans may change or unforeseen events may occur which affect the amount of additional funds required by the Company. If additional funds are not obtained if and when required, the lack thereof will have a material adverse effect on the Company. Further, there is no assurance that any future funding will be available or if it is available that it will be on terms that are favorable to the Company or its current stockholders.

         Products acceptance. The process of using dry stacked masonry wall systems, while successfully proven in a broad range of structures, worldwide, is not widely utilized in the United States. Masonry structures in Mexico are utilized. However, the market where the Company's business plan is currently focused, may not accept the Company's building products and systems. The acceptance of such products will depend in large part on the Company's ability to demonstrate to the project sponsors and contractors, the operational advantages, safety, efficacy, and cost-effectiveness of its products and systems in comparison with competing products and systems, together with its ability to make its products and systems available wherever product demand may arise. There can be no assurance that the Company's building products and systems will achieve wide spread market acceptance.

         Competition. The market for residential, commercial and industrial buildings, whether using a dry-stacked masonry wall system or other construction methods, is intensely competitive. The Company expects competition to continue and likely intensify in the future. Many of the Company's potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company may face intense competition from other companies directly involved in the same business and also from many other companies offering building products that can be used in lieu of those offered by the Company. Many of these companies in related businesses are substantially larger and have more capital and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that competitors will not develop building products that are superior to those that are planned to be utilized by the Company.

         Dependence on Management. The success of the Company depends upon the skills, experience and efforts of its President, Richard J. Anderson., along with others that have complimentary skills, capacities and expertise in the areas of focus of the Company. Mr. Anderson has been associated with the companies in the real estate development and residential, commercial and industrial construction industries since 1980 and has expertise in developing new companies, structuring and installing responsive computerized management reporting and accounting systems. Should the services Mr. Anderson become unavailable to the Company for any reason, the business of the Company could be adversely affected. The Company is in the process of finalizing the negotiations of an employment agreement with Mr. Anderson. Until a final agreement is signed and in effect, Mr. Anderson is free to terminate his employment with the Company at any time. There is no assurance that the Company will be able to retain Mr. Anderson or that Mr. Anderson's efforts will result in a commercially viable company.

         Ability to Manage Growth. The Company currently has one full time and one part time employees. The Company plans to significantly rely on independent contractors as a method for managing growth. The Company's plan may not successfully or adequately manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on managerial, operating, financial and other resources. The Company's future performance will depend, in part, on its ability to find individuals and companies with specific expertise with the ability to manage growth effectively, which will require it to (i) create and implement management information systems, operating, administrative, financial and accounting systems and controls; (ii) maintain close coordination among its independent contractors and between them and operational personnel in the areas of production, engineering, accounting, finance, marketing, and sales; and (iii) retain and train additional management, technical and marketing personnel. There is intense competition for management, technical and marketing personnel in the Company's business. The Company's failure to attract and retain additional key employees when and if needed could have a material adverse effect on the Company's ability to continue as a going concern.

         Limited Number of Projects. The Company's profitability is expected to depend on revenues from the sale of its produced products under contractual agreements with contractors engaged in major projects. The Company recognizes that its production capacity will permit only a specific number of projects at any one time. If the Company finishes one large project and does not have another large project to start on, revenues and results of operations within the quarter and possibly subsequent periods could suffer. Customers may also cancel or defer existing contracts resulting in reduced revenues for the quarter.

         Reliance on Third Parties. The Company anticipates that it will rely on qualified independent contractors or third parties for its supervisory, training, logistics and project staffing. The Company anticipates using a labor leasing company as its source for the labor force required to operate its production facility. The Company's ability to enter into agreements with third parties or outside employment companies, to meet all of the requirements and demands or to engage the business in a profitable manner will be harmed if its access to these important resources is limited or becomes too costly. If the Company fails to obtain what it needs from these providers, it may not be able to successfully compete for business or to enter into engagements profitably.

         Warranty Coverage. If the Company is successful in obtaining funding and providing products to contractors engaged in large projects, it could become subject to substantial claims for warranty coverage which, if such claims arise, could materially and negatively affect its financial condition.

         No Assurance of Dividends. The Company has never paid dividends on its common stock. The payment of dividends, if any, in the future is at the discretion of the board and will depend upon the Company's earnings (if any), capital requirements, financial condition and other relevant factors. The board does not intend to declare any dividends on the common stock in the foreseeable future.

         Limited Trading Activity. There has been very limited and sporadic trading of the Company's common stock in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "NXSO." The Company does not currently meet the listing criteria of any recognized U.S. stock exchange. No assurance can be given that the OTCBB trading market will continue or as to the depth or liquidity of any market for the Company's common stock or the prices at which holders may be able to sell their shares. As a result, an investment in the Company's common stock be totally liquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

         Low priced stock risk disclosure requirement. The Company's common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

         Currency Fluctuations. The Company plans to initially target potential markets and project sponsors in Mexico. Currency fluctuations could materially and adversely affect the revenues reported by the Company. If the U.S. dollar strengthens suddenly against foreign currencies, and particularly the Mexican Peso, the conversion of net non-U.S. dollar proceeds to U.S. dollars could adversely impact the Company's operating results

         Political Factors. Political factors in the U.S. and abroad could have a major impact on the Company. International trade and fiscal policies implemented in the U.S. could impact the Company's ability to begin and grow its business abroad, and particularly in Mexico. U.S. foreign relations with Mexico and other countries and any related restrictions imposed could also have a significant negative impact on the Company's ability to begin and grow its operations.

Item 7. Financial Statements

         See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In connection with a change in control of the Company, on April 22, 2003 the Company's board of directors elected to retain Tanner + Co. ("Tanner") as its independent auditor and to dismiss Baier & Williams, LLP ("B&W"), its former independent auditor. The change in auditors was previously reported by the Company in a Current Report on Form 8-K, dated April 22, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of July 9, 2003:


                                                                  With Company
               Name            Age         Position                   Since
               ----            ---         --------               -------------
      Richard J. Anderson      59     Director and President          2003
      Heber C. Bishop          78     Director                        2003
      Dr. Robert A. Arbon      66     Director                        2003

-------------------

         Richard J. Anderson. Mr. Anderson is the president and a director of the Company. His term as a director expires at the next annual meeting of stockholders. Mr. Anderson holds a bachelor's degree in Accounting and Business Management from Brigham Young University. Mr. Anderson started his career in business in 1968, working in public accounting for Arthur Andersen & Co. in Los Angeles. He served as an audit manager in the State Auditor's Office of Utah under two elected State Auditors. Over the past twenty years, Mr. Anderson has principally been an independent self-employed consultant providing professional advisory and operational services in accounting, business development, capital structuring, financial and integrated computerized financial accounting and data systems to a broad range of clientele including early stage and mezzanine companies that have included companies engaged in acquisition, development and construction of residential, commercial and industrial real estate projects; natural resources acquisition and development; and electrical power development and production. He has experience in the development of international product licenses and production operations. Mr. Anderson has served as an Officer and Director of several private companies during his career.

         Heber C. Bishop. Mr. Bishop is a director of the Company. His term as a director expires at the next annual meeting of stockholders. Mr. Bishop has a long and successful career in sales and project development. He worked for over 40 years as a sales representative for major suppliers of structural steel components in large projects throughout the United States. He has international experience working for several years as a representative for Japanese-based Mitsui International. In 1985, Mr. Bishop was an integral co-founder of a co-generation power company developing a site, obtaining a long-term power purchase contract, building and subsequently providing 90MW of electrical power to southern Nevada. For the past five years Mr. Bishop has been semi-retired and his principal business activities have been acting as a director for several private companies.

         Dr. Robert A. Arbon. Dr. Arbon is a director of the Company. His term as a director expires at the next annual meeting of stockholders. Dr. Arbon graduated from the University of Utah with a bachelor's degree in 1962 and from the University of Utah College of Medicine in 1964. Dr. Arbon served in the United States Army with the 82nd and the 101st Airborne Divisions in Vietnam. Following general surgical residency in Oakland, California, Dr. Arbon began his medical career in private practice and continues in that practice today. During the past five years, Dr. Arbon has engaged in broad range of private investments including all forms of real estate. He has served and continues to serve as a consultant and director of several private companies.

         Executive officers will be elected by the board of directors, are expected to be employed under written agreements that are approved by the board and serve at the discretion of the board.

Identify Significant Employees

         Except as identified above, the Company has no significant employees.

Family Relationships

         No family relationships exist any of the Company's officers and directors.

Involvement in Certain Legal Proceedings

         None of the officers and directors have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of forms furnished tothe Company and representations from reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during the fiscal year ending March 31, 2003, except that Mr. Robert Salluzzo's failed to file a Form 3 reporting the acquisition of 135,000 shares of common stock from the Company in a single transaction.

Item 10. Executive Compensation

         The table below sets forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended March 31, 2003) (the "Named Executive Officers").

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                                         SUMMARY COMPENSATION TABLE


                                             Annual Compensation                    Awards           Payouts
                                                                            Restricted  Stock                     All Other
        Name and                                           Other Annual     Stock       Options/    LTIP        Compensation
    Principal Position       Year  Salary ($)  Bonus($)   Compensation($)(1) Awards ($)    SAR(#)    Payouts($)       ($)
    ------------------       ----  ----------  --------  ------------------ ----------  --------    ----------  -------------
Richard J. Anderson (1)      2003     ---        ---            ---            ---         ---         ---           ---
President & Director

Robert Long (2)              2001     ---        ---            ---            ---         ---         ---           ---
Former President, CEO &      2002     ---        ---            ---            ---         ---         ---           ---
Director                     2003     ---        ---            ---            ---         ---         ---           ---
--------------------

(1) Mr. Anderson became the chief executive officer and a director of the Company on April 22, 2003. Prior to that time he was not affiliated with the Company.
(2) Mr. Long resigned as an officer of the Company on April 22, 2003 and as a director of the Company on April 30, 2003.

         Option Grants in Fiscal Year Ended March 31, 2003. No options were granted by the Company to any Named Executive Officers or others during the fiscal year ended March 31, 2003.

Compensation of Directors

         No cash fees or other consideration were paid to the Company's directors for service on the board during the fiscal year ended March 31, 2003.The Company has made no agreements regarding compensation of directors. All directors are entitled to reimbursement for reasonable out-of-pocket travel related expenses incurred in the performance of their duties as board members.

Employment Agreements

         The Company is in the process of finalizing negotiations and terms of an employment agreement with its president, but as yet, negotiations have not been completed. Mr. Anderson is currently serving as an "at will" employee of the Company.

Indemnification for Securities Act Liabilities

         The Company's Articles of Incorporation and Bylaws provide for indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under Virginia law may be permitted for the Company's directors, officers and controlling persons pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Exchange Act of 1934 and is, therefore, unenforceable.

Stock Options and Warrants

         The Company has no stock options or warrants outstanding.

Compensation Committee Interlocks and Insider Participation

         None of the Company's executive officers serve on its compensation committee or in a like capacity in any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of July 9, 2003, for:
(i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of July 9, 2003, the Company had 7,887,150 shares of common stock outstanding.

                                 Shares
    Name and Address         Beneficially   Percentage of
 of Beneficial Owner(1)        Owned(2)       Total(2)         Position
 ----------------------        --------       --------         --------

Richard J. Anderson (3)         660,096        8.4%       President and Director

Heber C. Bishop                 161,650        2.1%       Director

Robert A. Arbon (4)             615,500        7.8%       Director

Executive Officers and        1,437,246       18.3%
   Directors as a Group
   (3 persons)

Patronus Industries, LC (3)     500,000        6.4%

SWAA Tepeaca Holdings, LC,    3,503,904       44.4%
887 West Center Street,
Orem, UT 84058
------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Represents 500,000 shares that are held of record by Patronus Industries, LC. Because Mr. Anderson is the sole manager of Patronus Industries, LC, he may be deemed to have voting or investment power with respect to these securities. As a result, Mr. Anderson is also shown in the table as a beneficial owner of these securities. Also represents 95,096 shares that are held of record by AFT Investments and 65,000 shares owned by JEA Investments. Because Mr. Anderson and his wife act as trustees of a trust that owns AFT Investments and Mrs. Anders is the owner of JEA Investments, Mr. Anderson is shown in the table as the beneficial owner of these shares.
(4) These shares are held of record by SWAA Tepeaca Holdings, LC. Because Dr. Arbon is a director of the Company and a member of SWAA Tepeaca Holdings, LC, he may be deemed to have voting or investment power with respect to these securities. As a result, Dr. Arbon is also shown in the table as a beneficial owner of his proportionate share of the securities held by SWAA Tepeaca Holdings, LC.

         The Company is not aware of any arrangements that may result in a change in control of the issuer.

Equity Compensation Plan Information

         The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

         On April 22, 2003, the Buyers acquired 631,650 shares of common stock of the Company from the Sellers in consideration for $250,000. Pursuant to the terms of a Stock Purchase Agreement by and between the Buyers and the Sellers, $5,000 of the purchase price was paid in cash and the remaining $245,000 is being paid in consideration for a promissory note executed by the Buyers. The
Note is non-interest bearing and due and payable in full on the thirty (30) day anniversary of the Note. The Note is secured by (i) a pledge agreement executed by the Buyers in favor of the Sellers whereby the Shares were pledged as collateral, (ii) a guarantee executed by Wynn Westmoreland and Santa Rosa Corporation, a Nevada corporation and (iii) a Trust Deed executed by Santa Rosa Corporation as Trustor in favor of the Sellers as beneficiaries relating to approximately 86 acres of real property in Utah. Wynn Westmoreland is a business associate of the Buyers and Santa Rosa Corporation is an affiliate of Mr. Westmoreland.

         As a condition precedent for the closing of the Stock Purchase Agreement, the Buyers also arranged for International Construction Concepts, Inc., a Nevada corporation, to lend $100,000 to the Company pursuant to the terms of a demand note that bears interest at the rate of 10% per annum. The proceeds from this loan were used by the Company to pay its outstanding liabilities.

         In addition, on April 22, 2003 Messrs. Levy and Platek resigned as officers and directors of the Company and Mr. Long resigned as an officer, but not as a director, of the Company. Mr. Long then appointed Messrs. Bishop and Richard J. Anderson to fill the vacancies on the board of directors created by the resignations of Messrs. Levy and Platek. Mr. Anderson was also appointed to act as president of the Company. Mr. Anderson is the sole manager of Patronus Industries, LC.

         On May 14, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property (the "Property") made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock. Dr. Arbon is a member of SWAA.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

         Listed on page 25 hereof.

Reports on Form 8-K

         On March 19, 2003, the Company filed a Current Report on Form 8-K, dated March 18, 2003, disclosing under Item 9 the existence of private negotiations for the sale of control of the Company by a an affiliate of the Company.

Item 14. Controls and Procedures.

         Within the 90 days prior to the filing date of this report, the Company's president (the Company's principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the president concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                                 NOXSO CORPORATION
                                                 (Registrant)



Date: July 14, 2003                              By   /s/ Richard J. Anderson
                                                     --------------------------
                                                     Richard J. Anderson
                                                     President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                        Date
        ---------                          -----                        ----

 /s/ Richard J. Anderson    Director and President (Principal      July 14, 2003
-------------------------   Executive, Financial and
Richard J. Anderson         Accounting Officer)



 /s/ Heber C. Bishop        Director                               July 14, 2003
-------------------------
Heber C. Bishop

 /s/ Robert A. Arbon        Director                               July 14, 2003
-------------------------
Robert A. Arbon

                                 CERTIFICATIONS

                   Principal Executive Officer Certification

         I, Richard J. Anderson, as principal executive officer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of NOXSO Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003                         /s/ Richard J. Anderson
                                           -------------------------------
                                            Richard J. Anderson
                                            Principal Executive Officer

                   Principal Financial Officer Certification

         I, Richard J. Anderson, as principal financial officer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of NOXSO Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003                               /s/ Richard J. Anderson
                                                 ------------------------------
                                                  Richard J. Anderson
                                                  Principal Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT


2.1 Debtor's Second Plan of Reorganization with Modifications Through December 2, 1999, Order of Judge R. Thomas Stinnett dated December 9, 1999 and Order Approving Disclosure Statement and Confirming Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (Incorporation by reference to the Company's Current Report on Form 8-K, dated May 23, 2000).

2.2               Final Order Closing the Chapter 11 Case.

3(i).1 Articles of Incorporation of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541).

3(i).2            Articles of Amendment to the Articles of Incorporation

3(ii) Amended and Restated Bylaws of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541).

10.1 Demand Promissory Note in the principal amount of $100,000 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 22, 2003).

10.2 Purchase and Sale Agreement By and Between the Company and SWAA Tepeaca Holdings, LC, effective May 1, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 14, 2003).

10.3 Securities Purchase Agreement By and Between the Company and the Owners of Advanced Construction & Manufacturing Technologies De Mexico SA De CV, effective May 8, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated May 14, 2003).

10.4 Securities Purchase Agreement By and Between the Company and the Owners of International Construction Concepts, Inc., effective May 8, 2003 (Incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K, dated May 14, 2003).

21.1              Subsidiaries of the Company

99.1              Certification of Richard J. Anderson pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               NOXSO CORPORATION
                         (A Development Stage Company)
                       Consolidated Financial Statements
                            March 31, 2003 and 2002

                                                               NOXSO CORPORATION
                                                   (A Development Stage Company)
                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                       Page


Independent Auditors' Reports                                          F-2

Consolidated balance sheet                                             F-4

Consolidated statement of operations                                   F-5

Consolidated statement of stockholders' deficit                        F-6

Consolidated statement of cash flows                                   F-7

Notes to consolidated financial statements                             F-8


--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Noxso Corporation


We have audited the accompanying consolidated balance sheet of Noxso Corporation (a development stage company), as of March 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noxso Corporation (a development stage company), as of March 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has a deficit in equity, no source of revenues, has no operations and intends to merge with another entity. These matters raise a substantial doubt regarding the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



TANNER + CO.

Salt Lake City, Utah
July 1, 2003

--------------------------------------------------------------------------------

                                         1169 Pittsford - Victor Road, Suite 125
                                                  Pittsford, New York 14534
                                                        (585) 385-0530

Baier & Williams, LLP
================================================================================
Certified Public Accountants o Business and Financial Advisory Services


        To the Board of Directors of NOXSO Corporation

        We have audited the accompanying statements of operations, stockholders' deficit, and cash flows for the year ended March 31, 2002 of NOXSO Corporation. These financial statements are the responsibility of the Company's management Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements of NOXSO Corporation referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As described in the notes to the financial statements, on April 24, 2002, the Company entered into a merger agreement and plan of reorganization with Cano Energy Corporation. The completion of the merger agreement and plan of reorganization is conditional on the Company achieving a minimum sale of $2 million in connection with a private placement offering commenced in June 2002 that is also described in the notes to the financial statements.

        As described in the notes to the financial statements, in 1997 a bankruptcy proceeding was commenced against the Company, and a final decree terminating the proceeding had not yet been issued at time the financial statements were prepared. This final decree, when issued, could direct the disposition of funds held in escrow by an attorney, if any, to other parties including unsecured creditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The accompanying financial statements have been prepared assuming mat the Company will continue as a going concern. The Company has no source of revenues, does not intend to commence operations and intends to merge with another entity. Until a merger is ultimately completed, the Company intends to remain a shell company and anticipates mat its cash requirements will be dependent on the Company's directors or officers. These matters raise a substantial doubt regarding the Company's ability to continue as a going concern. As described above and in the notes to the financial statements, the Company entered into a merger agreement and plan of reorganization. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


        /s/ Baier & Williams, LLP.


        Baier & Williams, LLP.
        Rochester, New York
        June 19, 2002

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                                      Consolidated Balance Sheet

                                                                       March 31,
--------------------------------------------------------------------------------

Assets                                                               2003
                                                                -------------
Cash                                                            $         226
                                                                -------------

Total assets                                                    $         226
                                                                -------------


--------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit

Accrued liabilities                                             $      51,731
Related party payables                                                 39,139
                                                                -------------

Total liabilities                                                      90,870
                                                                -------------

Commitments and contingencies                                               -

Stockholders' deficit:
Common stock, $.01 par value, 20,000,000 shares
authorized; 1,135,000 shares issued
and outstanding                                                        11,350
Additional paid-in capital                                             34,116
Accumulated deficit                                                  (136,110)
                                                                -------------

Total stockholders' deficit                                           (90,644)
                                                                -------------

Total liabilities and stockholders' deficit                     $         226
                                                                =============


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-4

                                                              NOXSO CORPORATION, AND SUBSIDIARIES
                                                                    (A Development Stage Company)
                                                             Consolidated Statement of Operations

                                                                             Years Ended March 31,
                                                         and Cumulative Amounts Since May 25, 2000
                                                       (Date of Commencement of Development Stage)
--------------------------------------------------------------------------------------------------


                                                                               Cumulative
                                                     2003           2002         Amounts
                                                   ---------      ---------    ----------
Revenue                                            $       -      $       -    $        -

General and administrative expenses                   54,517         80,506       254,798
                                                   ---------      ---------    ----------

Loss from operations                                 (54,517)       (80,506)     (254,798)
                                                   ---------      ---------    ----------

Other income (expense):
Other income                                          41,000              -       118,688
                                                   ---------      ---------    ----------

Loss before provision for income taxes               (13,517)       (80,506)     (136,110)
                                                   ---------      ---------    ----------

Income tax (expense) benefit                               -              -             -

Net loss                                           $ (13,517)     $ (80,506)   $ (136,110)
                                                   =========      =========    ==========

Net loss per share - basic and diluted          $       (.01)     $    (.08)
                                                   =========      =========

Weighted average common and common
  equivalent shares - basic and diluted            1,126,000      1,000,000
                                                   =========      =========

-----------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                F-5

                                                                        NOXSO CORPORATION, AND SUBSIDIARIES
                                                                              (A Development Stage Company)

                                                            Consolidated Statement of Stockholders' Deficit

                                                                                   Period From May 25, 2000
                                                                (Date of Commencement of Development Stage)
                                                                                     through March 31, 2003
------------------------------------------------------------------------------------------------------------


                                                                               Deficit
                                                                             Accumulated
                                         Common Stock          Additional      During the
                                     --------------------       Paid-in       Development
                                       Shares      Amount       Capital          Stage           Total
                                     ---------    --------      --------       ----------      ---------
Balance, May 25, 2000                1,000,000    $ 10,000      $ 29,216       $        -      $  39,216

Net loss                                     -           -             -          (42,087)       (42,087)
                                     ---------    --------      --------       ----------      ---------

Balance, March 31, 2001              1,000,000      10,000        29,216          (42,087)        (2,871)

Net loss                                     -           -             -          (80,506)       (80,506)
                                     ---------    --------      --------       ----------      ---------

Balance, March 31, 2002              1,000,000      10,000        29,216         (122,593)       (83,377)

Common stock issued for services       135,000       1,350         4,900                -          6,250

Net loss                                     -           -             -          (13,517)       (13,517)
                                     ---------    --------      --------       ----------      ---------

Balance, March 31, 2003              1,135,000    $ 11,350      $ 34,116       $ (136,110)     $ (90,644)
                                     =========    ========      ========       ==========      =========


------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-6

                                                              NOXSO CORPORATION, AND SUBSIDIARIES
                                                                    (A Development Stage Company)

                                                             Consolidated Statement of Cash Flows

                                                                            Years Ended March 31,
                                                        and Cumulative Amounts Since May 25, 2000
                                                      (Date of Commencement of Development Stage)
-------------------------------------------------------------------------------------------------


                                                                                  Cumulative
                                                           2003         2002        Amounts
                                                        ----------    ----------  ----------
Cash flows from operating activities:
  Net loss                                              $  (13,517)   $  (80,506) $ (136,110)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Common stock issued for services                         6,250             -       6,250
      Decrease (increase) in:
        Accounts receivable                                  6,500        (6,500)          -
        Funds held in escrow                                62,076       (45,133)     98,152
        Preference payments receivable                           -        68,228      20,258
      Increase (decrease) in:
        Accrued liabilities                                (56,958)       40,664     (29,421)
                                                        ----------    ----------  ----------

            Net cash provided by (used in)
            operating activities                             4,351       (23,247)    (40,871)
                                                        ----------    ----------  ----------

Cash flows from investing activities:                            -             -           -
                                                        ----------    ----------  ----------

Cash flows from financing activities:
  Amounts due related parties                               (5,685)       23,007      39,139
                                                        ----------    ----------  ----------

            Net cash (used in) provided by
            financing activities                            (5,685)       23,007      39,139
                                                        ----------    ----------  ----------

            Net decrease in cash and
            cash equivalents                                (1,334)         (240)     (1,732)

Cash and cash equivalents at beginning
 of period                                                   1,560         1,800       1,958
                                                        ----------    ----------  ----------

Cash and cash equivalents at end of period              $      226    $    1,560  $      226
                                                        ==========    ==========  ==========

---------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                    F-7

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                         March 31, 2003 and 2002
--------------------------------------------------------------------------------

1.   Business              Business
     and                   NOXSO Corporation (the Company) was incorporated in
     Summary of            the Commonwealth of Virginia on August 28, 1979, to
     Significant           engage in developing, testing and marketing a process
     Accounting            capable of removing certain emissions from flue gas
     Policies              generated by burning coal.

                           During 1998, the Company ceased operations, closed and vacated its offices. Creditors of the Company subsequently filed an involuntary petition of bankruptcy against the Company.

                           Effective May 25, 2000, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan that was confirmed by the Bankruptcy Court on May 25, 2000. In accordance with AICPA Statement of Position 90-7, the Company adopted "fresh start" accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair value at May 25, 2000. As a result, the consolidated financial statements for the periods subsequent to May 25, 2000 reflect the Successor's new basis of accounting and are not comparable to the Predecessor's pre-reorganization consolidated financial statements.

                           The Company currently has no substantial capital to fund operations or on-going expenses. The Company must rely upon loans and investments from directors and shareholders to pay operating expenses. There are no assurances that such directors and shareholders will continue to advance funds to the Company or will continue to invest in the Company's securities. During the year ended March 31, 2003, the Company repaid $5,685 of loans from shareholders. During the year ended March 31, 2003 and 2002, shareholders of the Company loaned the Company $ - and $23,007, respectively.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Business              Business - Continued
     and                   The Company is seeking a merger candidate. As such,
     Summary of            it currently has no operations other than necessary
     Significant           expenses to maintain the shell and fund the
     Accounting            acquisition search.
     Policies
     Continued             Principles of Consolidation
                           The consolidated financial statements include the accounts of Noxso Corporation and its wholly owned subsidiary, Noxso Acquisition Corp. (a Delaware corporation). All material intercompany balances and transactions have been eliminated. The subsidiary was organized to facilitate the Cano acquisition. When the merger was terminated, the subsidiary was dissolved. See Note 4.

                           Development Stage Company
                           The Company is considered a development stage Company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                           Cash
                           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of less than three months as cash equivalents.

                           Income Taxes
                           Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Business              Loss per Common and Common Equivalent Share
     and                   Basic net loss per share is computed using the
     Summary of            weighted average shares outstanding during the
     Significant           period. Diluted net loss per share is equivalent to
     Accounting            the basic net loss per share.
     Policies
     Continued             The computation of diluted loss per common share is
                           based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company had no common stock equivalents outstanding as of March 31, 2003 and 2002.

                           Concentration of Credit Risk
                           The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                           Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           Reclassifications
                           Certain amounts in the 2002 financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Going                 As of March 31, 2003, the Company has a deficit in
     Concern               equity, no source of revenues, and no operations. The
                           Company's management is actively seeking opportunities to merge with entities that are complimentary to its business plan. Management is also seeking to obtain the required capital to operate its business plan through the issuance of equity or debt. These matters raise substantial doubt about the Company's ability to continue as a going concern, and there are no assurances the Company will be able to obtain the needed capital to continue operations.


3.   Detail of                                                     March 31,
     Certain                                                         2003
     Balance Sheet                                             ----------------
     Accounts                    Accrued liabilities:
                                   Accrued legal fees            $   38,849
                                   Accrued accounting fees           11,379
                                   Other                              1,503
                                                                 ----------
                                                                 $   51,731
                                                                 ==========

4.   Income                The benefit for income taxes differs from the amount
     Taxes                 computed at the federal statutory rate as follows:

                                                                        Years Ended March 31,
                                                                       -----------------------
                                                                          2003        2002
                                                                       -----------------------
                                 Income tax benefit at federal
                                   Statutory rate                      $  5,000    $  27,000
                                 Change in valuation allowance           (5,000)     (27,000)
                                                                       --------    ---------
                                                                       $      -    $       -
                                                                       ========    =========

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
4.   Income                Deferred tax assets (liabilities) are as follows:
     Taxes
     Continued                                                         Years Ended March 31,
                                                                      -----------------------
                                                                         2003        2002
                                                                      -----------------------
                                 Net operating loss carryforwards      $ 45,000    $  40,000
                                 Valuation allowance                    (45,000)     (40,000)
                                                                       --------    ---------
                                                                       $      -    $       -
                                                                       ========    =========

                           At March 31, 2003, the Company has net operating loss carryforwards available to offset future taxable income of approximately $130,000 which expire through 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.

                           Due to uncertainties surrounding the utilization of the net operating loss carryforwards, a valuation allowance has been established to offset the deferred income tax asset resulting from such net operating loss carryforwards.


5.   Mergers and           In June 2002, the Company commenced a private
     Acquisitions          placement offering in Connection with a plan to merge
                           with Cano Energy Corporation ("Cano"). The required minimum funds were not raised, and Cano elected to terminate the planned merger.

                           In connection with the planned merger, the Company incurred approximately $17,100 of legal and accounting expenses that were to have been recoverable from Cano. These amounts were reflected as accounts receivable and at the end of the first quarter were fully reserved.

                           As agreed in a termination of merger agreement dated September 17, 2002, the Company and Cano have agreed that the plan of merger was terminated and that neither the Company nor Cano had any further liability to each other. Accordingly, $41,000 advanced to the Company by Cano that had been reflected as payable to Cano has been discharged by the Agreement and reflected as other income.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Related Party         The Company had current payables due to directors,
     Transactions          shareholders, and related entities in the amount of
                           $39,139 at March 31, 2003.


7.   Supplemental          Operations reflect actual amounts paid for interest
     Disclosure of         and income taxes as follows for the years ended
     Cash Flow             March 31:
     Information
                                                         2003           2002
                                                      --------------------------
                           Interest                   $       -       $       -
                                                      ==========================
                           Income taxes               $       -       $       -
                                                      ==========================


8.   Commitments           Bankruptcy And Plan Of Reorganization
     and                   In 1997, an involuntary bankruptcy petition was filed
     Contingencies         against the Company in the United States Bankruptcy
                           Court in the Eastern District of Tennessee.

                           On June 4, 1997, the Company consented to the jurisdiction of the Court and was adjudicated bankrupt. The Company converted the bankruptcy to a proceeding under Chapter 11 of the Bankruptcy Code. Subsequently, the Company operated as a debtor-in-possession in the proceeding. The Company was unable to effect the plan of reorganization.

                           Accordingly, the Company filed a second amended plan of reorganization that resulted in liquidation of the Company's assets. On December 2, 1999, the Bankruptcy Court issued an order confirming the Company's second amended plan of reorganization under Chapter 11 of the Bankruptcy Code.

                           The consummation date of the Order was effective May 25, 2000, whereupon the Company, as a corporate entity, recorded the transactions on its books to give effect to the terms of the Order, in accordance with AICP Statement of Position 90-7 "fresh start accounting."

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Recent                In April 2002, the FASB issued SFAS No. 145,
     Accounting            "Rescission of FASB Statements No. 4, 44, and 64,
     Pronounce-            Amendment of SFAS No. 13, and Technical Corrections."
     ments                 This Statement amends existing authoritative
                           pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement became effective on May 1, 2003 and does not have a material impact on the Company's operating results or financial position.

                           In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002 and did not have a material impact on the Company's consolidated financial statements.

                           In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material impact on the Company's consolidated financial statements.

                           In January 2003, the FASB issued FIN 46,
                           "Consolidation of Variable Interest Entities." FIN 46 requires the Company to consolidate a variable interest entity if it is subjected to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company does not currently have any interests in variable interest entities and, accordingly does not expect the adoption of FIN 46 to have a material impact on the consolidated financial statements.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Recent                In May 2003, the FASB issued SFAS No. 150,
     Accounting            "Accounting for Certain Financial Instruments with
     Pronounce-            Characteristics of both Liabilities and Equity." SFAS
     ments                 No. 150 establishes standards for how an issuer
     Continued             classifies and measures in its balance sheet certain
                           financial instruments with characteristics of both liabilities and equity. It is effective for such financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a material effect on its financial statements.

10.  Subsequent            On April 22, 2003, an investor group acquired a
     Events                controlling interest (631,650 shares of certain
                           directors common stock) in the Company by issuing a promissory note. The Note is non-interest bearing and was due May 22, 2003. The Note is secured by (i) a pledge agreement executed by the buyers in favor of the sellers whereby the shares were pledged as collateral, (ii) a guarantee executed by third parties at the request of buyers (iii) a Trust Deed executed by a third party Corporation as Trustor in favor of the sellers as beneficiaries relating to approximately 86 acres of real property in Utah. The note is currently in default and has not been paid as agreed by the buyers, however, default remedies have not been enforced by the sellers.

                           As a closing condition of the Stock Purchase
                           Agreement, the buyers also arranged for International Construction Concepts, Inc., ("ICC") a Nevada corporation, to lend $100,000 to the Company pursuant to the terms of a demand note that bears interest at the rate of 10% per annum. The proceeds from this loan were used by the Company to pay its outstanding liabilities, other than the liability resulting from the demand note. ICC was subsequently acquired as noted below.

                           The shares acquired by the buyers in connection with the Stock Purchase Agreement represent 55.6% of the Company's issued and outstanding shares of common stock, giving the buyers voting control of the Company. The buyers own no other securities of the Company.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10.  Subsequent            On May 14, 2003, the Company closed on a Purchase and
     Events                Sale Agreement whereby the Company purchased
                           approximately twenty-one acres of real property (the
                           Continued "Property") made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico.

                           This property is anticipated to be used as a site to establish the Company's proposed production facility. In consideration for the property, the Company issued
                           (i) an initial promissory note in the principal amount of $10,000, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000, which promissory note bears interest at the rate of ten percent per annum, is secured by the property and is due and payable in a single balloon payment on the earlier of (a) on demand or
                           (b) on the one year anniversary of the note, and
                           (iii) 5,167,150 shares of the Company's restricted common stock. One of the Company's directors is a member of the entity from which the property was purchased.

                           On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV ("ACMT"), a Mexican corporation domiciled in Mexico City, Mexico. ACMT has not initiated operations, but is immediately qualified to own real and personal property in Mexico. ACMT, as a wholly-owned subsidiary of the Company, will own and hold title to the Property purchased, as described above. Also, it is anticipated that ACMT will be used by the Company in connection with its production facility. As consideration for the ACMT purchase, the Company issued to the owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock. The consideration for the purchase was paid in two equal amounts to the owners of ACMT.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10.  Subsequent            On May 14, 2003, the Company also acquired all of the
     Events                issued and outstanding securities of International
                           Construction Concepts, Inc. ("ICC"), a Nevada
                           Continued corporation. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of constructions systems used to produce and supply components of dry-stacked masonry systems.
                           As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 shares of the Company's restricted common stock.

                           On May 30, 2003, the Company acquired from SouthWest Management Company (i) a mobile block processing plant in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations of approximately $440,000 relating to the plant and (ii) a mobile surface bonding plant in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations of approximately $25,000 relating to the bonding plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations of approximately $140,000.

                           After the above referenced transactions, the Company had outstanding 7,887,150 shares of common stock, which resulted in the major shareholder owning 65.5% of the issued and outstanding shares of common stock, giving it voting control of the Company.

                           The Company expects to enter into additional agreements relating to its acquisition of construction systems used to produce and supply components of dry-stacked masonry systems as well as other complimentary construction elements. However, no definitive arrangements have been made and there can be no assurance that any definitive arrangements will be completed or that the Company will have sufficient funding to execute its business plan or that its business plan will be successful.

--------------------------------------------------------------------------------
                                                                            F-17