Form 10QSB
period 2003-06-30
NOXSO CORP
filed 2003-08-20
CIK 314307

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

                        Commission File Number 000-17454

                                NOXSO CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Virginia                                        54-1118334
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   1065 South 500 West, Bountiful, Utah 84010
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (801) 296-6976
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                        Outstanding as of August 12, 2003
     ----------------------------             ---------------------------------
     Common Stock, $.01 par value                      7,887,150 shares

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2003
           and March 31, 2003 (Unaudited)                                   3

         Condensed Consolidated Statements of Operations For the
           three months ended June 30, 2003 and June 30, 2002
           (Unaudited)                                                      4

         Condensed Consolidated Statements of Cash Flows For the
           three months ended June 30, 2003 and June 30, 2002
           (Unaudited)                                                      5

         Notes to Condensed Consolidated Financial Statements               6

Item 2:  Management's Discussion and Analysis or Plan of Operation          9

Item 3:  Controls and Procedures                                           12


                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                 13

Item 2:  Changes in Securities                                             13

Item 3:  Defaults upon Senior Securities                                   13

Item 4:  Submission of Matters to a Vote of Securityholders                14

Item 5:  Other Information                                                 14

Item 6:  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                   (A Development Stage Company)

                                                                            Condensed Consolidated Balance Sheet
                                                                                                     (Unaudited)

                                                                                                   June 30, 2003
----------------------------------------------------------------------------------------------------------------
              Assets

Current assets:
     Cash                                                                                $             484
     Deposits and prepaid expenses                                                                   1,660
                                                                                         -----------------

                  Total current assets                                                               2,144
                                                                                         -----------------

Property, plant and equipment:
     Land                                                                                        2,540,000
     Equipment                                                                                     245,000
                                                                                         -----------------

                  Total property, plant and equipment                                            2,785,000
                                                                                         -----------------

License rights                                                                                     120,000

Deposits and other assets                                                                          390,000
                                                                                         -----------------

                  Total assets                                                           $       3,297,144
                                                                                         =================

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                    $          60,654
     Accrued liabilities                                                                            43,756
     Related party payables                                                                        150,599
                                                                                         -----------------

                  Total current liabilities                                                        255,009
                                                                                         -----------------

Notes payable to related parties                                                                 2,410,000
                                                                                         -----------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares authorized;
       7,887,150 shares issued and outstanding                                                      78,872
     Additional paid-in capital                                                                    861,595
     Accumulated deficit                                                                          (308,332)
                                                                                         -----------------

                  Total stockholders' equity                                                       632,135
                                                                                         -----------------

                  Total liabilities and stockholders' equity                             $       3,297,144
                                                                                         =================



------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated unaudited financial statements.                           3

                                                                                NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                      (A Development Stage Company)

                                                                     Condensed Consolidated Statement of Operations
                                                                                                        (Unaudited)

                                                                                        Three Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------


                                                                                             Cumulative
                                                                 2003            2002          Amounts
                                                           ------------------------------------------------
Revenue                                                     $             - $             -$             -

General and administrative expenses                                 172,222          19,475        427,020
                                                           ------------------------------------------------

              Loss from operations                                (172,222)        (19,475)      (427,020)
                                                           ------------------------------------------------

Other income (expense):
     Other income                                                         -               -        118,688
                                                           ------------------------------------------------

              Loss before provision for income taxes              (172,222)        (19,475)      (308,332)
                                                           ------------------------------------------------

Income tax (expense) benefit                                              -               -              -

              Net loss                                      $     (172,222)        (19,475)      (308,332)
                                                           ================================================

Net loss per share - basic and diluted                      $         (.04)           (.02)
                                                           =================================

Weighted average common and common
  equivalent shares - basic and diluted                           4,026,871       1,000,000
                                                           =================================


-------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated unaudited financial statements.                                  4

                                                                         NOXSO CORPORATION, AND SUBSIDIARIES
                                                                               (A Development Stage Company)

                                                              Condensed Consolidated Statement of Cash Flows
                                                                                                 (Unaudited)

                                                                                 Three Months Ended June 30,
------------------------------------------------------------------------------------------------------------

                                                                                             Cumulative
                                                                 2003            2002          Amounts
                                                           ------------------------------------------------
Cash flows from operating activities:
     Net loss                                               $     (172,222) $      (19,475)$     (308,332)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Common stock issued for services                                 -           6,250          6,250
         Decrease (increase) in:
            Other current assets                                    (1,660)           7,371        (1,660)
            Funds held in escrow                                          -               -         98,152
            Preference payments receivable                                -               -         20,258
         Increase (decrease) in:
            Amounts due related parties                             150,600          25,372        189,739
            Accounts payable                                       (55,216)               -       (55,216)
            Accrued liabilities                                      43,756        (18,418)         14,335
                                                           ------------------------------------------------

                  Net cash provided by (used in)
                  operating activities                             (34,742)           1,100       (36,474)
                                                           ------------------------------------------------

Cash flows from investing activities:
     Purchase of equipment                                         (25,000)               -       (25,000)
     Purchase of land                                              (40,000)               -       (40,000)
                                                           ------------------------------------------------

                  Net cash used in
                  investing activities                             (65,000)               -       (65,000)
                                                           ------------------------------------------------

Cash flows from financing activities:
     Note payable                                                   100,000               -        100,000
                                                           ------------------------------------------------

                  Net cash (used in) provided by
                  financing activities                              100,000               -        100,000
                                                           ------------------------------------------------

                  Net decrease in cash and cash equivalents             258           1,100        (1,474)

Cash and cash equivalents at beginning of period                        226           1,560          1,958
                                                           ------------------------------------------------

Cash and cash equivalents at end of period                 $            484 $         2,660$           484
                                                           ================================================


Non cash investing and financing:

     Purchase of property, plant and equipment                                              $            -
       for debt and equity                                   $    2,745,000 $            -

     Purchase of license rights and deposits
       for debt and equity                                   $      485,000 $            -  $      485,000

     Cash paid for interest and taxes                        $            - $            -  $            -




------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated unaudited financial statements.                           5

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1) Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made. Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on total assets, liabilities or net loss.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2003 Annual Report on Form 10-KSB. The results of operations for the three months ended June 30, 2003, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2004. The Company's significant accounting policies are set forth in Note 1 to the Company's consolidated financial statements in its March 31, 2003 Annual Report on Form 10-KSB.

(2) Land Purchase

         On May 14, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico (the "Property"). This Property is anticipated to be used as a site to establish the Company's proposed production facility. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock.

         Management believes that the fair market value of the Property is $2,800,000, which approximates the value of the purchase price paid by the Company for the Property. The Company has recorded this transaction, however, in accordance with current promulgated accounting pronouncements that require that such transactions be recorded at the historical cost of SWAA since SWAA is partially controlled by individuals or entities that have what could be interpreted to be a significant interest in or control of the Company.

--------------------------------------------------------------------------------

(3) Equipment and License Purchases

         On May 30, 2003, the Company acquired (i) from SouthWest Management Company its existing rights to purchase from the manufacturers a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations of approximately $444,000 relating to the completion of the plant and (ii) from Santa Rosa Corporation, an affiliate of SouthWest Management Company, a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $120,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $120,000.

         Management believes that the fair market value of the equipment purchased is $245,000, and the fair market value of the license acquired is $250,000, which values approximate the purchase prices paid by the Company for the assets. The Company has recorded these transactions, however, in accordance with current promulgated accounting pronouncements which require that such transactions be recorded at the historical cost of the sellers since they are partially controlled by individuals or entities that have what could be interpreted to be a significant interest or control of the Company. .

(4) Purchase of Subsidiaries

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"). ACMT, a fully qualified and existing Mexican domiciled corporation, is a wholly owned subsidiary of the Company.

         As consideration for the ACMT purchase, the Company issued to the owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock. The acquisition of ACMT immediately provided the Company a fully qualified and existing entity capable of owning and holding the land acquired in Tepeaca, Mexico (See Note 2), which the Company was not qualified to do as of the date of acquisition. Additionally, ACMT was designated by management to be expeditiously utilized as the company under which all-operational activities in Mexico could be conducted. These immediate benefits, together with other anticipated future financial benefits to the Company, provided the criteria basis for the acquisition.

         On May 14, 2003, the Company also acquired all of the issued and outstanding securities of International Construction Concepts, Inc. ("ICC"), a Nevada corporation. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of construction systems used to produce and supply components of dry-stacked masonry systems. As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 share of the Company's restricted common stock.

         The Company has accounted for these transactions as purchase transactions. However, current promulgated accounting pronouncements that require definitive historical conditions and activities be achieved by an acquired entity in order to be considered a business acquisition. Two of those conditions include the commencement of operations and the conducting of significant business activities prior to acquisition. As of the dates of their acquisition by the Company, neither entity met those criteria. Therefore, under the current accounting pronouncements and requirements, these acquisitions are not considered to be business acquisitions. Due to that determination, since the purchase price exceeded the net assets, together with the circumstance that both entities were partially controlled by individuals or entities that could be interpreted to have potentially significant control or interest in the Company, the excess of the purchase prices over historical cost of the assets acquired was required to be accounted for in accordance with Staff Accounting Bulletin Topic 5(g) as a preferential distribution, for financial statement purposes. The reduced amounts, as recorded, may not properly reflect the fair market value of those assets to the Company.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following plan of operation provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended March 31, 2003, and notes thereto.

Plan of Operation

         At June 30, 2003, the Company had limited business operations, and limited assets and capital resources. The Company's business plan is to enter into the constructions systems and products business. In furtherance of this objective, the Company has acquired various construction related products and systems. The Company intends to develop direct associations with businesses that are in the construction business, familiar with the construction methods required to use the Company's products, have projects available where the Company's products meet the necessary requirements, and sell products directly to such businesses. It is anticipated that initially the products would be used in the residential market. Preliminary meetings, discussions and negotiations have indicated that this plan for distribution of the products will allow the Company to enter targeted markets with minimum of costs and expense related to marketing.

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

         On May 14, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico (the "Property"). This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock.

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

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"). ACMT, as a wholly owned subsidiary of the Company, and recognized as being integral in the successful accomplishment of the plan of operations of the Company, holds title to the Property. Also, under the current plan of operations, ACMT will be used by the Company as the entity to operate its production facility in Puebla, Mexico, as described above. As consideration for the ACMT purchase, the Company issued to the owners of ACMT
(i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock.

         The former owners of ACMT (the "Owners") are independently engaged in the development and construction of homes and other buildings in the immediate vicinity of the Property. Under a oral commitment received from the Owners, once the ACMT production facility is in operation the products produced at the ACMT production site are expected to be the sole source of the block products used by the Owners in connection with their construction projects in Puebla, Mexico. Based on discussions with the Owners, the Company anticipates that the number of block used in the Owners projects could approximate in excess of 4 million units. There can be no assurance, however, as to the number of block that will be purchased by the Owners.

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

         On May 30, 2003, the Company acquired (i) from SouthWest Management Company its existing rights to purchase from the manufacturers a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) from Santa Rosa Corporation, an affiliate of SouthWest Management Company, a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         In May, 2003, the Company also began paying SouthWest Management Company and its independent contractors for site preparation, development, supervisory, security along with public and governmental relations services in connection the Company's efforts to utilize the Property as a site to produce and supply components of dry-stacked masonry wall systems for residential construction projects in Puebla, Mexico and in connection with other opportunities.

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

         The Company has experienced net losses since inception and has had no significant revenues during recent years. Except as described above, during the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         During the past two fiscal years the Company has had no revenues. The Company's operating costs and expenses were approximately $172,222 for the three months ended June 30, 2003, compared with $19,475 for the comparable period of the prior year. The increase resulted mainly from approximately $46,760 in interest expense, $46,433 in start-up costs and expenses together with costs and expenses required to initiate the Company's plan of operations.

Liquidity

         As of June 30, 2003, the Company's current assets totaled approximately $2,144, its current liabilities totaled approximately $255,009 and it had a working capital (deficit) of ($252,865). The Company's current liabilities include related party payables in the amount of $150,599, accounts payable in the amount of $60,654 and accrued liabilities in the amount of $43,756. The Company also has $2,210,000 in demand notes payable to related parties.

         The Company does not have sufficient funding to meet its short or long-term cash needs. The Company anticipates that it will need at least $5,000,000 to execute its business plan during the next twelve months. The Company has been in discussions to secure the capital required under its business plan. To date, the Company has no firm commitments to secure the required capital. To the extent possible, the Company may seek to raise additional funds through the sale of equity securities or by borrowing money to fund its business plan. There can be no assurance that the Company will be able to raise needed funds or that such funding will be available on reasonable terms. If the Company is unable to raise sufficient funding, it will be unable to execute its plan of operations or continue its business operations.

Forward-Looking Statements

         When used in this Form 10-QSB, in the Company's filings with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, project launch dates; dates upon which revenues may be generated or received; the execution of agreements relating to the dry stack masonry systems; plans to rely on strategic partners to pursue commercialization of the Company's business plan; expectations regarding the ability of the Company's products and systems to compete with the products of competitors; acceptance of the Company's products and systems by the marketplace as cost-effective; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for products and systems; plans regarding sales and marketing; strategic business initiatives; intentions regarding dividends and the launch dates of the Company's projects.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for the Company's products and systems; the inability to enter into commercial arrangements relating to the Company's products and systems; competitive products and pricing, delays in introduction of products and systems due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of planned or possible construction projects and other risks set forth in Item 6 of the Company's Annual Report on Form 10-QSB. If and when revenues commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.




                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities.

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

         On May 30, 2003, the Company acquired (i) from SouthWest Management Company its existing rights to purchase from the manufacturers a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) from Santa Rosa Corporation a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         The issuance of the securities in the transactions described above were exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Securityholders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index

      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
      -----------                   ----------------------

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

         3(i).2 Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3(i).2 to the Company's Annual Report on Form 10-QSB, dated March 31, 2003).

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

      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
      -----------                   ----------------------

         10.4 Securities Purchase Agreement by and between the Company and the Owners of International Construction Concepts, Inc., effective May 8, 2003 (Incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K, dated May 14, 2003).

         10.5 Asset Purchase Agreement by and between the Company and Santa Rosa Corporation, effective May 30, 2003.

         10.6 Asset Purchase Agreement by and between the Company and the parties identified therein, effective May 30, 2003.

         31.1 Certification by under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification under Section 302 of the Sarbanes-Oxley Act of
                  2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                NOXSO CORPORATION
                                  (Registrant)



Date: August 19, 2003                      By   /s/ Richard J. Anderson
                                              ----------------------------------
                                               Richard J. Anderson
                                               President and Principal Financial
                                               and Chief Accounting Officer