Form 10QSB/A
period 2003-06-30
NOXSO CORP
filed 2003-09-03
CIK 314307

FORM 10-QSB/A
                                (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

                        Commission File Number 000-17454

                                NOXSO CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                       54-1118334
---------------------------------              ---------------------------------
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

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding as of August 12, 2003
------------------------------               ----------------------------------
 Common Stock, $.01 par value                           7,887,150 shares

                         PART I -- FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                                                      NOXSO CORPORATION, AND SUBSIDIARIES
                                                                            (A Development Stage Company)
                                                                     Condensed Consolidated Balance Sheet
                                                                                              (Unaudited)

                                                                                            June 30, 2003
---------------------------------------------------------------------------------------------------------

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
                                                                                         =================

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                    $          26,395
     Accrued interest due related parties and others                                                43,756
     Related party payables                                                                        184,858
     Notes payable to related parties and others                                                 2,410,000
                                                                                         -----------------

                  Total current liabilities                                                      2,665,009
                                                                                         -----------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares authorized;
       7,887,150 shares issued and outstanding                                                      78,872
     Additional paid-in capital                                                                    861,595
     Accumulated deficit                                                                         (308,332)
                                                                                         -----------------

                  Total stockholders' equity                                                       632,135
                                                                                         -----------------

                  Total liabilities and stockholders' equity                             $       3,297,144
                                                                                         =================


See accompanying notes to condensed consolidated unaudited financial statements

                                              2

                                                                        NOXSO CORPORATION, AND SUBSIDIARIES
                                                                              (A Development Stage Company)
                                                             Condensed Consolidated Statement of Operations
                                                                                                (Unaudited)

                                                                                Three Months Ended June 30,
-----------------------------------------------------------------------------------------------------------


                                                                                             Cumulative
                                                                 2003            2002          Amounts
                                                           ------------------------------------------------
Revenue                                                     $             -  $            -  $           -

General and administrative expenses                                 128,466          19,475        383,264
                                                            ----------------------------------------------

              Loss from operations                                 (128,466)        (19,475)      (383,264)
                                                            ----------------------------------------------

Other income (expense):
     Other income                                                         -               -        118,688
     Interest expense                                               (43,756)              -        (43,756)
                                                            ----------------------------------------------

              Loss before provision for income taxes               (172,222)        (19,475)      (308,332)
                                                            ----------------------------------------------

Income tax (expense) benefit                                              -               -              -

              Net loss                                      $      (172,222)        (19,475)      (308,332)
                                                            ==============================================

Net loss per share - basic and diluted                      $          (.04)           (.02)
                                                            ===============================

Weighted average common and common
  equivalent shares - basic and diluted                           4,026,871       1,000,000
                                                            ===============================


See accompanying notes to condensed consolidated unaudited financial statements

                                                            3

                                                                        NOXSO CORPORATION, AND SUBSIDIARIES
                                                                              (A Development Stage Company)
                                                             Condensed Consolidated Statement of Cash Flows
                                                                                                (Unaudited)

                                                                                Three Months Ended June 30,
-----------------------------------------------------------------------------------------------------------

                                                                                             Cumulative
                                                                 2003            2002          Amounts
                                                           ------------------------------------------------
Cash flows from operating activities:                       $       (99,742) $        1,100 $     (101,474)
                                                           -----------------------------------------------

Cash flows from investing activities:                                     -               -              -
                                                           -----------------------------------------------

Cash flows from financing activities:
     Note payable to related party                                  100,000               -        100,000
                                                           -----------------------------------------------

                  Net cash provided by
                  financing activities                              100,000               -        100,000
                                                           -----------------------------------------------

                  Net change in cash and cash equivalents               258           1,100         (1,474)

Cash and cash equivalents at beginning of period                        226           1,560          1,958
                                                           -----------------------------------------------

Cash and cash equivalents at end of period                 $            484  $        2,660 $          484
                                                           ===============================================

Non cash investing and financing:
     Purchase of property, plant and equipment
       for debt and equity                                 $      2,785,000  $            - $    2,785,000

     Purchase of license rights and deposits
       for debt and equity                                 $        510,000  $            - $      510,000

     Deposit paid by related party                         $          1,500  $            - $        1,500

     Cash paid for interest and taxes                      $              -  $            - $            -


See accompanying notes to condensed consolidated unaudited financial statements

                                                     4

                       NOXSO CORPORATION, AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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


(3) Equipment and License Purchases

         On May 30, 2003, the Company acquired (i) from SouthWest Management Company its existing rights to purchase from the manufacturers a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, promissory notes in the aggregate principal amount of $250,000 and the assumption of obligations of approximately $440,000 relating to the completion of the plant and (ii) from Santa Rosa Corporation, an affiliate of SouthWest Management Company, a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, promissory notes in the aggregate principal amount of $120,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

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


(4) Purchase of Subsidiaries

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"). ACMT, a fully qualified and existing Mexican domiciled corporation, is a wholly owned subsidiary of the Company. As consideration for the ACMT purchase, the Company issued to the owners of ACMT
(i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock. ACMT was acquired because it was fully and immediately qualified to own and hold the land in Mexico purchased by the Company (See Note 2). Additionally, ACMT could be expeditiously utilized to be the company under which all required permits for improvements to the land and all-operational activities in Mexico could be, immediately, conducted.

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

         The Company has accounted for these transactions as purchase transactions. However, in accordance with current promulgated accounting pronouncements, which require definitive historical conditions and activities in order to be considered business acquisitions, which criteria include the commencement of operations and the conducting of significant business, as of the date of purchase. Neither entity met those criteria as of the date of purchase. Therefore, under the accounting pronouncements and requirements these purchases are not considered business acquisitions. Thus, since the purchase price exceeded the net assets as of the date of acquisition, and since both entities were partially controlled by individuals or entities that could potentially have significant control of, or interest in, the Company, the excess of the purchase prices over historical cost of the assets acquired was required to be accounted for in accordance with Staff Accounting Bulletin Topic 5(g) (the "Bulletin"), and which is defined in the Bulletin as a `preferential distribution' for accounting purposes. . Company's management holds the position that the reduced amounts, as recorded, do not properly reflect the true value to the Company, but recognize the need to comply with all promulgated pronouncements.

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

         On May 30, 2003, the Company acquired (i) from SouthWest Management Company its existing rights to purchase from the manufacturers a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, promissory notes in the aggregate principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) from Santa Rosa Corporation, an affiliate of SouthWest Management Company, a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, promissory notes in the aggregate principal amount of $120,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

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

Results of Operations

         During the past two fiscal years the Company has had no revenues. The Company's operating costs and expenses were approximately $172,222 for the three months ended June 30, 2003, compared with $19,475 for the comparable period of the prior year. The increase resulted mainly from approximately $43,756 in interest expense, $46,433 in start-up costs and expenses together with costs and expenses required to initiate the Company's plan of operations.

Liquidity

         As of June 30, 2003, the Company's current assets totaled approximately $2,144, its current liabilities totaled approximately $2,665,009 and it had a working capital (deficit) of $2,662,865. The Company's current liabilities include related party payables in the amount of $184,858, accounts payable in the amount of $26,395 and accrued interest in the amount of $43,756. The Company also has $2,410,000 in demand notes payable to related parties and others.

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

                          PART II -- OTHER INFORMATION

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

         On May 30, 2003, the Company acquired (i) from SouthWest Management Company its existing rights to purchase from the manufacturers a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, promissory notes in the aggregate principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) from Santa Rosa Corporation a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, promissory notes in the aggregate principal amount of $120,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

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

         10.5 Asset Purchase Agreement by and between the Company and Santa Rosa Corporation, effective May 30, 2003 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 8-QSB, dated June 30, 2003).

         10.6 Asset Purchase Agreement by and between the Company and the parties identified therein, effective May 30, 2003 (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 8-QSB, dated June 30, 2003).

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

                                            NOXSO CORPORATION
                                            (Registrant)



Date: September 2, 2003                     By   /s/ Richard J. Anderson
                                              ----------------------------------
                                              Richard J. Anderson
                                              President and Principal Financial
                                              and Chief Accounting Officer