Form 10QSB
period 2003-09-30
NOXSO CORP
filed 2003-11-19
CIK 314307

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2003

                        Commission File Number 000-17454

                               NOXSO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                        54-1118334
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                   1065 South 500 West, Bountiful, Utah 84010
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (801) 296-6976
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                        Outstanding as of November 14, 2003
----------------------------           -----------------------------------
Common Stock, $.01 par value                    7,887,150 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                            Condensed Consolidated Balance Sheet
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                             September 30, 2003
                                                             ------------------
                             Assets

Current Assets
Cash                                                             $     1,548
Deposits and prepaid expenses                                          1,660
                                                                 -----------
                       Current Assets                                  3,208
                                                                 -----------

Property Plant & Equipment
Land                                                               2,540,000
Equipment                                                            245,000
                                                                 -----------
                       Total Property Plant & Equipment            2,785,000
                                                                 -----------

License rights                                                       120,000
Deposits and other assets                                            394,093
                                                                 -----------
                       Total Assets                              $ 3,302,301
                                                                 ===========


                   Liabilities And Stockholder's Equity

Current Liabilities
 Accounts payable                                                $    45,127
 Accrued interest due related parties and others                     110,542
 Related party payables                                              282,463
 Notes payable to related parties and others                       2,410,000
                                                                 -----------
                       Current Liabilities                         2,848,132
                                                                 -----------

Commitments and contingencies                                              -

Stockholders' Equity
 Common Stock, $.01 Par Value, 20,000,000 Shares
    Authorized, 7,877,150 Shares
    Outstanding at September 30, 2003                                 78,872
 Paid In Capital                                                     861,595
 Accumulated Deficit                                                (486,298)
                                                                 -----------
              Total Stockholders' Equity                             454,169
                                                                 -----------

                       Total Liabilities and
                        Shareholders' Equity                     $ 3,302,301
                                                                 ===========


See accompanying notes to condensed consolidated unaudited financial statements

                                       2

                                                                           NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                 (A Development Stage Company)
                                                                Condensed Consolidated Statement of Operations
                                                                                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------

                                          Six Months Ended            Three Months Ended       Cumulative from
                                            September 30,               September 30,            Inception to
                                        ---------------------        --------------------        September 30,
                                          2003         2002           2003          2002              2003
Revenue                               $         -   $       -       $       -     $        -      $          -
                                      -----------   ---------       ---------     ----------      ------------
General and administrative expenses       239,646      30,179         111,345         10,704          (494,444)
                                      -----------   ---------       ---------     ----------      ------------
         Net Loss From Operations        (239,646)    (30,179)       (111,345)       (10,704)         (494,444)
                                      -----------   ---------       ---------     ----------      ------------
Other expense - Interest                 (110,542)          -         (66,621)             -          (110,542)
Other Income                                    -      41,000               -         41,000           118,688
                                      -----------   ---------       ---------     ----------      ------------
        Net Other Income (Expense)       (110,542)     41,000         (66,621)        41,000             8,146
                                      -----------   ---------       ---------     ----------      ------------
Net Income / (Loss)                   $  (350,188)  $  10,821       $(177,966)    $   30,296      $   (486,298)
                                      ===========   =========       =========     ==========      ============

Income / (Loss) Per Common Share      $     (0.06)  $    0.01       $   (0.02)    $     0.03      $      (0.26)
                                      ===========   =========       =========     ==========      ============

Average Shares Outstanding              5,967,558   1,115,714       7,887,150      1,135,000         1,844,067
                                      ===========   =========       =========     ==========      ============


See accompanying notes to condensed consolidated unaudited financial statements

                                       3

                                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                                   (A Development Stage Company)
                                                  Condensed Consolidated Statement of Cash Flows
                                                                                     (Unaudited)
-------------------------------------------------------------------------------------------------

                                                         Six Months
                                                           Ended                Cumulative from
                                                         September 30,            Inception to
                                                 ---------------------------      September 30,
                                                     2003            2002             2003
                                                 ------------    -----------      ------------
Cash Flows From Operating Activities:
  Net Income (Loss)                              $   (350,188)   $    10,821      $   (486,298)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
   Common Stock Issued For Services                         -          6,250             6,250
   Decrease (Increase) in Other Current Assets
     Other current assets                                (160)         7,371              (160)
     Funds held in escrow                                   -              -            98,152
     Preference payments receivable                         -              -            20,258
   Increase (Decrease) in Liabilities
     Amounts due related parties                      147,732              -           186,871
     Accounts Payable                                  (6,604)             -            (6,604)
     Accrued Liabilities                              110,542        (13,738)           81,121
   Other Income - Termination of Merger Agreement           -        (41,000)          (41,000)
                                                 ------------    -----------      ------------
Cash Flows From Operating Activities:            $    (98,678)   $   (30,296)     $   (141,410)
                                                 ------------    -----------      ------------
Cash Flows From Investing Activities:

Cash Flows From Financing Activities:
  Note payable                                   $    100,000    $         -      $    100,000
  Advances from prospective merger participant              -         41,000            41,000
  Change in amounts due shareholders                        -         (9,628)                -
                                                 ------------    -----------      ------------
    Net cash provided by financing activities    $    100,000    $    31,372      $    141,000
                                                 ------------    -----------      ------------

Net Change in Cash                               $      1,322    $     1,076      $       (410)
Cash at Beginning of Period                               226          1,560             1,958
                                                 ------------    -----------      ------------
Cash at End of Period                            $      1,548    $     2,636      $      1,548
                                                 ============    ===========      ============

Non-Cash investing and financing:
Purchase of plant, property and equipment
  for debt and equity                            $  2,785,000    $         -      $  2,785,000
Purchase of license rights and deposits for
  debt, equity and deemed distributions          $    514,093    $         -      $    514,093
Deposit paid by related party                    $      1,500    $         -      $      1,500
Cash paid for interest and taxes                 $          -    $         -      $          -



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2003 Annual Report on Form 10-KSB. The results of operations for the three and six months ended September 30, 2003, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2004. The Company's significant accounting policies are set forth in
Note 1 to the Company's consolidated financial statements in its March 31, 2003 Annual Report on Form 10-KSB.

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

         Management believes that the fair market value of the equipment purchased is $245,000, and the fair market value of the license acquired is $250,000, which values approximate the purchase prices paid by the Company for the assets. The Company has recorded these transactions, however, in accordance with current promulgated accounting pronouncements, which require that such transactions be recorded at the historical cost of the sellers since they are partially controlled by individuals or entities that have what could be interpreted to be a significant interest or control of the Company.

(4)  Purchase of Subsidiaries

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"). ACMT, a fully qualified and existing Mexican domiciled corporation, is a wholly owned subsidiary of the Company. As consideration for the ACMT purchase, the Company issued to the owners of ACMT
(i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock. ACMT was acquired because it was fully and immediately qualified to hold the land purchased by the Company (See Note 2). Additionally, ACMT could be expeditiously utilized to be the company under which all-operational activities could be conducted.

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

         The Company has accounted for these transactions as purchase transactions. However, in accordance with current promulgated accounting pronouncements, which require definitive historical conditions and activities in order to be considered business acquisitions, which include the commencement of operations and the conducting of significant business. Neither entity met those criteria. Therefore, under the accounting pronouncements and requirements are not considered business acquisitions. Since the purchase price exceeded the net assets, and since both entities were partially controlled by individuals or entities that have potentially significant control or interest in the Company, the excess of the purchase prices over historical cost of the assets acquired was required to be accounted for in accordance with Staff Accounting Bulletin Topic 5(g) as a preferential distribution. Company's management holds the position that the reduced amounts recorded do not properly reflect the true value to the Company, but recognize the need to comply with all promulgated pronouncements.

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

Plan of Operation

         At September 30, 2003, the Company had limited business operations, and limited assets and capital resources. As a result, the Company's activities during the three months ended September 30, 2003 focused on locating funding to execute its business plan. To date the Company has not raised sufficient funding to execute its business plan.

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

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"). ACMT, as a wholly owned subsidiary of the Company, and recognized as being integral in the successful accomplishment of the Company's business plan, holds title to the Property. Also, under the current business plan, ACMT will be used by the Company as the entity to operate its production facility in Puebla, Mexico, as described above. As consideration for the ACMT purchase, the Company issued to the owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and
(ii) 350,000 shares of the Company's restricted common stock.

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

Results of Operations

         During the past two fiscal years the Company has had no revenues. The Company's operating costs and expenses were approximately $177,966 and $350,188 for the three and six months ended September 30, 2003, compared with a profit of $30,296 and $10,821 for the comparable periods of the prior year. The operating costs during the 2003 periods were comprised of general and administrative expenses of $111,345 and $239,646 and interest expenses of $66,621 and $110,542 during the three and six month periods ended September 30, 2003. The general and administrative expenses were comprised primarily of start-up costs and expenses together with costs and expenses required to initiate the Company's business plan including legal, accounting and other business expenses. The interest expense related to interest accruing on the Company's debt obligations. The 2002 profit resulted primarily from a one-time forfeiture of a $41,000 deposit by a potential merger participant.

Liquidity

         As of September 30, 2003, the Company's current assets totaled approximately $3,208, its current liabilities totaled approximately $2,848,132 and it had a working capital (deficit) of ($2,844,924). The Company's current liabilities include related party payables in the amount of $282,628, accounts payable in the amount of $45,127 and accrued interest in the amount of $110,542. The Company also has $2,410,000 in demand notes payable to related parties. During the six months ended September 30, 2003 the Company used $98,678 in cash in operating activities. The Company's financial position, lack of revenues and lack of adequate funding raise substantial doubt about its ability to continue as a going concern.

         During the three months ended September 30, 2003, the Company received cash advances of $72,605, which was comprised mainly of a $32,155 cash advance from SouthWest Management Company, $40,450 from Patronus Industries, LC. Mr. Anderson, the Company's president and a director, is the sole manager of Patronus Industries, LC.

         The Company does not have sufficient funding to meet its short or long-term cash needs. The Company anticipates that it will need at least $5,000,000 to execute its business plan during the next twelve months. The Company has been in discussions to secure the capital required under its business plan. To date, the Company has no firm commitments to secure the required capital. To the extent possible, the Company may seek to raise additional funds through the sale of equity securities or by borrowing money to fund its business plan. There can be no assurance that the Company will be able to raise needed funds or that such funding will be available on reasonable terms. If the Company is unable to raise sufficient funding, it will be unable to execute its business plan or continue its operations.

Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement became effective on May 1, 2003 and does not have a material impact on the Company's operating results or financial position.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for such financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a material effect on its financial statements.

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

Item 3. Controls and Procedures.

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibit Index

EXHIBIT
 NO.                              DESCRIPTION OF EXHIBIT
-------                           ----------------------

2.1 Debtor's Second Plan of Reorganization with Modifications Through December 2, 1999, Order of Judge R. Thomas Stinnett dated December 9, 1999 and Order Approving Disclosure Statement and Confirming Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (Incorporation by reference to the Company's Current Report on Form 8-K, dated May 23, 2000).

2.2      Final Order Closing the Chapter 11 Case (Incorporated by reference to
         Exhibit 2.2 of the Company's Annual Report on Form 10-KSB, dated March 31, 2003).

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

31.1     Certification by under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date: November 18, 2003                       NOXSO CORPORATION
                                              (Registrant)



                                              By /s/ Richard J. Anderson
                                              ----------------------------------
                                              Richard J. Anderson
                                              President and Principal Financial
                                              and Chief Accounting Officer