Form 10QSB
period 2003-12-31
NOXSO CORP
filed 2004-02-20
CIK 314307

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2003

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

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                        Outstanding as of February 19, 2004
 ----------------------------             -----------------------------------
 Common Stock, $.01 par value                       17,437,150 shares

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                         NOXSO CORPORATION, AND SUBSIDIARIES
                                                                               (A Development Stage Company)
                                                                        Condensed Consolidated Balance Sheet
                                                                                                 (Unaudited)

                                                                                           December 31, 2003
------------------------------------------------------------------------------------------------------------
                                              Assets
Current Assets
 Cash                                                                                   $             934
 Deposits and prepaid expenses                                                                      1,660
                                                                                        -----------------
      Current Assets                                                                                2,594
                                                                                        -----------------

 Property Plant & Equipment
 Land                                                                                           2,570,000
 Equipment                                                                                        245,000
                                                                                        -----------------
      Total Property Plant & Equipment                                                          2,815,000
                                                                                        -----------------

 License rights                                                                                   120,000
 Deposits and other assets                                                                        394,093
                                                                                        -----------------

      Total Assets                                                                      $       3,331,687
                                                                                        =================


                               Liabilities And Stockholder's Equity

 Current Liabilities
 Accounts payable                                                                       $          43,972
 Accrued interest due related parties and others                                                  179,198
 Related party payables                                                                           370,748
 Notes payable to related parties and others                                                    2,410,000
                                                                                        -----------------
      Current Liabilities                                                                       3,003,918
                                                                                        -----------------

Commitments and contingencies

Stockholders' Equity
 Common Stock, $.01 Par Value, 20,000,000 Shares
  Authorized, 7,877,150 Shares Outstanding                                                         78,872
 Paid In Capital                                                                                  861,595
 Accumulated Deficit                                                                             (612,698)
                                                                                        -----------------
      Total Stockholders' Equity                                                                  327,769
                                                                                        -----------------

      Total Liabilities and Shareholders' Equity                                        $       3,331,687
                                                                                        =================



               See accompanying notes to condensed consolidated unaudited financial statements

                                                      2

                                                                                         NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                               (A Development Stage Company)
                                                                              Condensed Consolidated Statement of Operations
                                                                                                                 (Unaudited)



                                                    Nine Months Ended            Three Months Ended          Cumulative
                                                     September 30,                 December 31,            from Inception
                                                                                                          to December 31,
                                                  2003           2002           2003           2002             2003
---------------------------------------------------------------------------------------------------------------------------
Revenue                                        $          -  $           -  $           -  $           -     $           -
                                               ------------  -------------  -------------  -------------     -------------
 General and administrative expenses                297,313         39,868         57,667          9,689           552,110
                                               ------------  -------------  -------------  -------------     -------------

       Net Loss From Operations                    (297,313)       (39,868)       (57,667)        (9,689)         (552,110)
                                               ------------  -------------  -------------  -------------     -------------

 Other expense - Interest                          (179,275)             -        (68,733)             -          (179,275)
 Other Income                                             -         41,000              -              -           118,689
                                               ------------  -------------  -------------  -------------     -------------
       Net Other Income (Expense)                  (179,275)        41,000        (68,733)             -           (60,586)
                                               ------------  -------------  -------------  -------------     -------------

 Net Income / (Loss)                           $   (476,588) $       1,132  $    (126,400) $      (9,689)    $    (612,696)
                                               ============  =============  =============  =============     =============

Income / (Loss) Per Common Share -
 basic and diluted                             $      (0.07) $        0.00  $       (0.02) $       (0.01)    $       (0.29)
                                               ============  =============  =============  =============     =============

Average Shares Outstanding                        6,609,749      1,121,500      7,887,150      1,135,000         2,136,608
                                               ============  =============  =============  =============     =============


                      See accompanying notes to condensed consolidated unaudited financial statements

                                                               3

                                                                                           NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                                 (A Development Stage Company)
                                                                                Condensed Consolidated Statement of Cash Flows
                                                                                                                   (Unaudited)


                                                                                    Nine Months
                                                                                       Ended                Cumulative from
                                                                                   December 31,              Inception to
                                                                               ------------------------      December 31,
                                                                                 2003            2002            2003
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                           $    (476,588) $     1,132      $    (612,698)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
   Common Stock Issued For Services                                                       -        6,250              6,250
   Other Income- Termination of Merger Agreement                                                 (41,000)           (41,000)
   Decrease (Increase) in Other Current Assets
     Other current assets                                                              (160)      68,576               (160)
     Funds held in escrow                                                                 -            -             98,152
     Preference payments receivable                                                       -            -             20,258
   Increase (Decrease) in Liabilities
     Amounts due related parties                                                    260,852                         299,991
     Accounts Payable                                                               (32,759)     (66,862)           (32,759)
     Accrued Liabilities                                                            179,363            -             149,942
                                                                              -------------  -----------      -------------
  Cash Flows From Operating Activities:                                       $     (69,292) $   (31,904)     $    (112,024)
                                                                              -------------  -----------      -------------
  Cash Flows From Investing Activities:
    Production site development costs                                         $     (30,000) $         -      $     (30,000)
                                                                              -------------  -----------      -------------
                                                                              $     (30,000) $         -      $     (30,000)
                                                                              -------------  -----------      -------------
  Cash Flows From Financing Activities:
    Note payable                                                              $     100,000  $         -      $     100,000
    Advances from prospective merger participant                                                  41,000             41,000
    Change in amounts due shareholders                                                            (9,628)
                                                                              -------------  -----------      -------------
             Net cash provided by financing activities                        $     100,000  $    31,372      $     141,000
                                                                              -------------  -----------      -------------

  Net Change in Cash                                                          $         708  $      (532)     $      (1,024)
  Cash at Beginning of Period                                                           226        1,560              1,958
                                                                              -------------  -----------      -------------
  Cash at End of Period                                                       $         934  $     1,028      $         934
                                                                              =============  ===========      =============

Non-Cash investing and financing:
  Purchase of plant, property and equipment for
    debt and equity                                                           $   2,785,000  $         -      $   2,785,000
  Purchase of license rights and deposits for debt,
    equity and deemed distributions                                           $     514,093  $         -      $     514,093
  Deposit paid by related party                                               $       1,500  $         -      $       1,500
  Cash paid for interest and taxes                                            $           -  $         -      $           -


-----------------------------------------------------------------------------------------------------------------------------

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2003 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended December 31,2003, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2004. The Company's significant accounting policies are set forth in
Note 1 to the Company's consolidated financial statements in its March 31, 2003 Annual Report on Form 10-KSB.

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

(5) Subsequent Events

         On December 15, 2003, the Company executed a Stock Purchase Agreement (the "SPA") with Cheong Tat Corporation ("CTC"). Under the terms of the SPA, the Company is to receive from CTC an assignment of the full right, title and interest to a Certificate of Deposit issued by Barclays Bank PLC - Isle of Man, UK, in the principal amount of a $50,000,000 in consideration for the issuance of 6,000,000 shares of the Company's common stock and two convertible notes in the principal amounts of $27,500,000 and $15,000,000. The Company also agreed to fill the current vacancy on the Company's board with a nominee of CTC and to call a shareholder meeting and seek to obtain shareholder approval to restructure the Company's existing capitalization by increasing the authorized shares of its common stock from 20,000,000 shares to 80,000,000 shares; and, concurrently, to authorize 20,000,000 shares of Preferred Stock. It will be proposed at the shareholder meeting that 2,750,000 of the preferred shares be designated at Series A Preferred Stock (the "Preferred "A" Stock") and 1,500,000 of the preferred shares be designated as Series B Preferred Stock (the "Preferred "B" Stock"), as described below. After the approval of the shareholders, the Company will have the right to convert the $27,500,000 convertible note issued under the SPA into 2,750,000 shares of Preferred "A" Stock, and, likewise, the right to convert the $15,000,000 convertible note issued under the SPA into 1,500,000 shares of Preferred "B" Stock.

         It is anticipated that the Preferred "A" Stock will be entitled to a 3% dividend, a liquidation preference, be convertible into common stock by the holder at a ratio of 1-to-5 preferred-to-common, and vote on all stockholder matters with each preferred share being entitled to one vote. It is anticipated that the Preferred "B" Stock will be entitled to dividends at the rate of 1.35 times the rate of the dividends on common stock, when, as and if common stock dividends are declared by the Board of Directors, a liquidation preference, be convertible into common stock at a ratio of 1-to-5 preferred-to-common; but, such shares are not entitled to vote, except where required by law or in certain other limited circumstances. In addition, the Company expects to have the right, in its sole discretion, to redeem any or all of the Preferred "B" Stock, at any time, at $10 per share plus any declared and accrued but unpaid dividends.

         The requirements to hold an initial closing under the SPA have been satisfied, with the exception of a bank-to-bank or other suitable verification that the $50,000,000 Certificate of Deposit has been transferred to the Company. The accomplishment of this final matter has required the cooperation of CTC, Barclays Bank PLC - Isle of Man and a principal US correspondent bank of Barclays. CTC reports that a procedure acceptable to both banks has been developed and submitted to the legal departments of both banks for approval. That verification is pending.

         On December 18, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") concluded negotiations whereby, in January 2004 the Company issued 1,550,000 shares of its restricted Common Stock as payment in full for the $384,373 that the Company owed SWAA for funds expended, cash advances and accrued interest on the SWAA promissory note through December 31, 2003. The immediate effect on the financial statements is the reduction of current liabilities by that amount and an increase stockholder's equity by the same amount.

         On December 22, 2003, the Company negotiated the acquisition of an undivided interest in 1,600,000 tons of "in-situ" perlite from the Foundation for Advanced Research ("FAR") in exchange for 1,600,000 shares of its restricted Common Stock. The Company completed and executed an Asset Purchase Agreement as of January 21, 2004. Perlite is a mineral with insulating and smoothing qualities that the Company believes can be profitably utilized to benefit and enhance the value of its products. It is estimated that the processed market value of perlite, depending on which stage of the refining process the product is utilized, ranges in value from a low of approximately from $15.00 per ton for agricultural purposes to potentially in excess of $110.00 per ton when used as commercial products and industrial additives.

         As of January 5, 2004, the Company concluded an agreement for consulting and advisory services related to public market strategy and shareholder relations. In January 2004, the Company issued 400,000 shares of restricted Common Stock under the terms of the agreement. During the period of discussions and negotiations, principally held during the month of December 2003, information garnered and the services provided were without cost to the Company. Under the agreement, the shares were issued as both a retainer for services yet to be performed during this calendar year, and as compensation for services performed thru the issue date. Currently, approximately 20% of the shares have been earned during 2004.

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

Plan of Operation

         At December 31, 2003, the Company had limited business operations, and limited assets and capital resources. As a result, the Company's activities during the three and nine months ended December 31, 2003 focused on locating funding to execute its business plan. To date the Company has not raised sufficient funding to execute its business plan.

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

         The former owners of ACMT (the "Owners") are independently engaged in the development and construction of homes and other buildings in the immediate vicinity of the Property. Under an oral commitment received from the Owners, once the ACMT production facility is in operation the products produced at the ACMT production site are expected to be the sole source of the block products used by the Owners in connection with their construction projects in Puebla, Mexico. Based on discussions with the Owners, the Company anticipates that the number of blocks used in the Owners projects could approximate in excess of 4 million units. There can be no assurance, however, as to the number of block that will be purchased by the Owners.

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

         In May 2003, the Company also began paying SouthWest Management Company and its independent contractors for site preparation, development, supervisory, security along with public and governmental relations services in connection the Company's efforts to utilize the Property as a site to produce and supply components of dry-stacked masonry wall systems for residential construction projects in Puebla, Mexico and in connection with other opportunities.

         On December 15, 2003, the Company executed a Stock Purchase Agreement (the "SPA") with Cheong Tat Corporation ("CTC"). Under the terms of the SPA, the Company is to receive from CTC an assignment of the full right, title and interest to a Certificate of Deposit issued by Barclays Bank PLC - Isle of Man, UK, consideration in the principal amount of a $50,000,000 in consideration for the issuance of 6,000,000 shares of the Company's common stock and two convertible notes in the principal amounts of $27,500,000 and $15,000,000. The Company also agreed to fill the current vacancy on the Company's board with a nominee of CTC and to call a shareholder meeting and seek to obtain shareholder approval to restructure the Company's existing capitalization by increasing the authorized shares of its common stock from 20,000,000 shares to 80,000,000 shares; and, concurrently, to authorize 20,000,000 shares of Preferred Stock. It will be proposed at the shareholder meeting that 2,750,000 of the preferred shares be designated at Series A Preferred Stock (the "Preferred "A" Stock") and 1,500,000 of the preferred shares be designated as Series B Preferred Stock (the "Preferred "B" Stock"), as described below. After the approval of the shareholders, the Company will have the right to convert the $27,500,000 convertible note issued under the SPA into 2,750,000 shares of Preferred "A" Stock, and, likewise, the right to convert the $15,000,000 convertible note issued under the SPA into 1,500,000 shares of Preferred "B" Stock.

         It is anticipated that the Preferred "A" Stock will be entitled to a 3% dividend, a liquidation preference, be convertible into common stock by the holder at a ratio of 1-to-5 preferred-to-common, and vote on all stockholder matters with each preferred share being entitled to one vote. It is anticipated that the Preferred "B" Stock will be entitled to dividends at the rate of 1.35 times the rate of the dividends on common stock, when, as and if common stock dividends are declared by the Board of Directors, a liquidation preference, be convertible into common stock at a ratio of 1-to-5 preferred-to-common; but, such shares are not entitled to vote, except where required by law or in certain other limited circumstances. In addition, the Company expects to have the right, in its sole discretion, to redeem any or all of the Preferred "B" Stock, at any time, at $10 per share plus any declared and accrued but unpaid dividends. .

         The requirements to hold an initial closing under the SPA have been satisfied, with the exception of a bank-to-bank or other suitable verification that the $50,000,000 Certificate of Deposit has been transferred to the Company. The accomplishment of this final matter has required the cooperation of CTC, Barclays Bank PLC - Isle of Man and a principal US correspondent bank of Barclays. CTC reports that a procedure acceptable to both banks has been developed and submitted to the legal departments of both banks for approval. That verification is pending.

         On December 18, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") concluded negotiations whereby, in January 2004 the Company issued 1,550,000 shares of its restricted Common Stock as payment in full for the $384,373 that the Company owed SWAA for funds expended, cash advances and accrued interest on the SWAA promissory note through December 31, 2003. The immediate effect on the financial statements is the reduction of current liabilities by that amount and an increase stockholder's equity by the same amount.

         On December 22, 2003, the Company negotiated the acquisition of an undivided interest in 1,600,000 tons of "in-situ" perlite from the Foundation for Advanced Research ("FAR") in exchange for 1,600,000 shares of its restricted Common Stock. The Company completed and executed an Asset Purchase Agreement as of January 21, 2004. Perlite is a mineral with insulating and smoothing qualities that the Company believes can be profitably utilized to benefit and enhance the value of its products. It is estimated that the processed market value of perlite, depending on which stage of the refining process the product is utilized, ranges in value from a low of approximately from $15.00 per ton for agricultural purposes to potentially in excess of $110.00 per ton when used as commercial products and industrial additives. FAR carried the asset on its books and records at the appraised fair market value of such "in-situ" Perlite of $5.00 per ton.issuance of 6,000,000 shares of the Company's common stock and two convertible notes in the principal amounts of $27,500,000 and $15,000,000. The Company also agreed to fill the current vacancy on the Company's board with a nominee of CTC and to call a shareholder meeting and seek to obtain shareholder approval to restructure the Company's existing capitalization by increasing the authorized shares of its common stock from 20,000,000 shares to 80,000,000 shares; and, concurrently, to authorize 20,000,000 shares of Preferred Stock. It will be proposed at the shareholder meeting that 2,750,000 of the preferred shares be designated at Series A Preferred Stock (the "Preferred "A" Stock") and 1,500,000 of the preferred shares be designated as Series B Preferred Stock (the "Preferred "B" Stock"), as described below. After the approval of the shareholders, the Company will have the right to convert the $27,500,000 convertible note issued under the SPA into 2,750,000 shares of Preferred "A" Stock, and, likewise, the right to convert the $15,000,000 convertible note issued under the SPA into 1,500,000 shares of Preferred "B" Stock.

         It is anticipated that the Preferred "A" Stock will be entitled to a 3% dividend, a liquidation preference, be convertible into common stock by the holder at a ratio of 1-to-5 preferred-to-common, and vote on all stockholder matters with each preferred share being entitled to one vote. It is anticipated that the Preferred "B" Stock will be entitled to dividends at the rate of 1.35 times the rate of the dividends on common stock, when, as and if common stock dividends are declared by the Board of Directors, a liquidation preference, be convertible into common stock at a ratio of 1-to-5 preferred-to-common; but, such shares are not entitled to vote, except where required by law or in certain other limited circumstances. In addition, the Company expects to have the right, in its sole discretion, to redeem any or all of the Preferred "B" Stock, at any time, at $10 per share plus any declared and accrued but unpaid dividends. .

         The requirements to hold an initial closing under the SPA have been satisfied, with the exception of a bank-to-bank or other suitable verification that the $50,000,000 Certificate of Deposit has been transferred to the Company. The accomplishment of this final matter has required the cooperation of CTC, Barclays Bank PLC - Isle of Man and a principal US correspondent bank of Barclays. CTC reports that a procedure acceptable to both banks has been developed and submitted to the legal departments of both banks for approval. That verification is pending.

         On December 18, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") concluded negotiations whereby, in January 2004 the Company issued 1,550,000 shares of its restricted Common Stock as payment in full for the $384,373 that the Company owed SWAA for funds expended, cash advances and accrued interest on the SWAA promissory note through December 31, 2003. The immediate effect on the financial statements is the reduction of current liabilities by that amount and an increase stockholder's equity by the same amount.

         On December 22, 2003, the Company negotiated the acquisition of an undivided interest in 1,600,000 tons of "in-situ" perlite from the Foundation for Advanced Research ("FAR") in exchange for 1,600,000 shares of its restricted Common Stock. The Company completed and executed an Asset Purchase Agreement as of January 21, 2004. Perlite is a mineral with insulating and smoothing qualities that the Company believes can be profitably utilized to benefit and enhance the value of its products. It is estimated that the processed market value of perlite, depending on which stage of the refining process the product is utilized, ranges in value from a low of approximately from $15.00 per ton for agricultural purposes to potentially in excess of $110.00 per ton when used as commercial products and industrial additives. FAR carried the asset on its books and records at the appraised fair market value of such "in-situ" Perlite of $5.00 per ton.

         As of January 5, 2004, the Company concluded an agreement for consulting and advisory services related to public market strategy and shareholder relations. In January 2004, the Company issued 400,000 shares of restricted Common Stock under the terms of the agreement. During the period of discussions and negotiations, principally held during the month of December 2003, information garnered and the services provided were without cost to the Company. Under the agreement, the shares were issued as both a retainer for services yet to be performed during this calendar year, and as compensation for services performed thru the issue date. Currently, approximately 20% of the shares have been earned during 2004.

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

Results of Operations

         During the past two fiscal years the Company has had no revenues. The Company's operating costs and expenses were approximately $57,667 and $297,313 for the three and nine months ended December 31, 2003, compared with $9,689 and $39,868 for the comparable periods of the prior year. The Company's operating costs were comprised of general and administrative expenses relating primarily to of start-up costs and expenses together with costs and expenses required to initiate the Company's business plan including legal, accounting and other business expenses. The Company also had interest expense in the amount of $68,821 and $179,363 for the three and nine months ended December 31, 2003, compared with no interest expense in 2002. The interest expense related to interest accruing on the Company's debt obligations. In 2002 the Company also had $41,000 in other income which related primarily from a one-time forfeiture of a $41,000 deposit by a potential merger participant.

Liquidity

         As of December 31, 2003, the Company's current assets totaled approximately $2,594, its current liabilities totaled approximately $3,003,918 and it had a working capital (deficit) of ($3,001,324). The Company's current liabilities include related party payables in the amount of $370,748, accounts payable in the amount of $43,972 and accrued interest due to related parties and others in the amount of $179,198. The Company also has $2,410,000 in demand notes payable to related parties. During the nine months ended December 31, 2003 the Company used $69,292 in cash in operating activities. The Company's financial position, lack of revenues and lack of adequate funding raise substantial doubt about its ability to continue as a going concern.

         During the three months ended December 31, 2003, the Company received cash advances of $83,990, which was comprised mainly of a $60,740 cash advance from SouthWest Management Company, $23,250 from Patronus Industries, LC. Mr. Anderson, the Company's president and a director, is the sole manager of Patronus Industries, LC.

         If the transfer of the $50 million CD in the CTC transaction is verified by banks as described above, then the Company expects that it will have sufficient capital to (i) execute its business plan, (ii) pay off all of the existing notes, accrued interest and other debt obligations of the Company,
(iii) complete the remaining development requirements of the Tepeaca production site and (iv) initiate the production of its products. If the transfer of the CD cannot be verified, then the Company does not have sufficient funding to meet its short or long-term cash needs. The Company anticipates that it will need at least $5,000,000 to execute its business plan and service its debts during the next twelve months. The Company has been in discussions to secure the capital required under its business plan. To date and other than the CTC transaction, the Company has no commitments to secure the required capital. To the extent possible, the Company may seek to raise additional funds through the sale of equity securities or by borrowing money to fund its business plan. There can be no assurance that the CTC transaction will close, that the Company will be able to raise needed funds or that funding will be available on reasonable terms. If the Company is unable to raise sufficient funding, it will be unable to execute its business plan or continue its operations.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

         The Company's Officers and Management believe that all of its financial reports and the accounting policies and procedures used to record transactions in its books and records, adhere to Generally Accepted Accounting Principles. Currently, management believes that all of the transactions and accounting policies and procedures being utilized fairly and accurately report the Company's financial condition and results. Since the Company is in the development stage, certain accounting policies that will be critical have not yet been established. Policies that have been established and are considered critical include accounting for property and equipment and related impairment and for acquisitions of assets and licenses.

Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement became effective on May 1, 2003 and did not have a material impact on the Company's operating results or financial position.

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

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires the Company to consolidate a variable interest entity if it is subjected to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company does not believe it currently has any interests in variable interest entities and, accordingly does not expect the adoption of FIN 46 to have a material impact on the consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for such financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial statements.

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

Item 3. Controls and Procedures.

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security holders.

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

         10.6 Stock Purchase Agreement between the Company and Cheong Tat Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 2, 2004).

         10.7 Asset Purchase Agreement between the Company and the Foundation for Advanced Research (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 2, 2004).

         31.1 Certification by under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification under Section 302 of the Sarbanes-Oxley Act of
                  2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 2003.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           NOXSO CORPORATION
                                           (Registrant)



Date: February 19, 2004                    By   /s/ Richard J. Anderson
                                              ----------------------------------
                                               Richard J. Anderson
                                               President and Principal Financial
                                               and Chief Accounting Officer