Form 10KSB
period 2004-03-31
NOXSO CORP
filed 2004-08-10
CIK 314307

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                 March 31, 2004

                                    000-17454
                             ----------------------
                            (Commission file number)


                                NOXSO CORPORATION
                ------------------------------------------------
                (Name of registrant as specified in its charter)

          Virginia                                      54-1118334
 --------------------------------            ---------------------------------
 (State or other jurisdiction of             (IRS employer identification no.)
        incorporation)

1065 South 500 West, Bountiful, Utah 84010               (801) 296-6976
------------------------------------------      --------------------------------
 (Address of principal executive offices)       (Registrant's telephone number,
                                                      including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

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

         The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of July 30, 2004 was approximately $5,310,873.

         Shares outstanding of the registrant's common stock as of July 30 and August 6, 2004: 11,787,150.

         Check whether the issuer has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] NO [ ]

                                NOXSO CORPORATION


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED March 31, 2004



                                     PART I

Item 1.    Description of Business.............................................3

Item 2.    Description of Properties..........................................10

Item 3.    Legal Proceedings..................................................11

Item 4.    Submission of Matters to a Vote of Security Holders................11

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Small Business Issuer Purchases of Equity
           Securities.........................................................11

Item 6.    Management's Discussion and Analysis or Plan of Operation..........12

Item 7.    Financial Statements...............................................18

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................18

Item 8A.   Controls and Procedures............................................18


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant.................19

Item 10.   Executive Compensation.............................................20

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....22

Item 12.   Certain Relationships and Related Transactions.....................23

Item 13.   Exhibits and Reports on Form 8-K...................................24

Item 14.   Principal Accountant Fees and Services ............................24

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

Item 1. Description of Business

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

         During the past year of pre-operation preparation, the Company and SouthWest Management Company ("SouthWest"), a significant operational associate and affiliate of the Company, discussed the need to have a fully-trained and effective cadre of trainers and supervisors for the projects being negotiated and prepared in Puebla, Mexico. SouthWest, which is also the managing member of SWAA Tepeaca Holdings, LC (see, "Recent Acquisitions"), initiated a series of small-to-medium-sized housing development and construction projects in Florida with a group of investors un-related to the Company, utilizing SouthWest's system of construction. These projects have enabled SouthWest to train personnel in its system of construction and operations, along with providing the Company with a `hands-on operational demonstration laboratory of the system, the workforce and actual completed units without commensurate costs for the Company. SouthWest and the Company have a working agreement for the management and training for initial block production operations and construction personnel for the Mexico projects.

         This period of the development and construction of the housing projects in Florida, has demonstrated not only positive results relating to the wall system itself, but also the acceptance of the SouthWest's proprietary system of construction. While the Company does not own the Florida projects, these projects have provided positive, hands-on operational evidence to the decision makers that have visited and toured the Florida projects from the unions and other entities, with whom the Company has worked to obtain contractual commitments for housing and financing arrangements in Puebla, Mexico.

         During the Company's 4th quarter, following numerous meetings and discussions with the potential decision makers of the entitles with whom and for whom projects and agreements were being negotiated, it was determined that in order to provide the assurances being required, the Company would need to enhance its focus and operational direction. In so doing, it was determined that control of the wall system components production would not be sufficient to meet the requirements of the contracts being negotiated. Additionally, supervisory control of the actual system of construction would be necessary.

         In discussions and negotiations with SouthWest it was agreed that the Company, utilizing and expanding the agreement with SouthWest, would control all phases of the projects. This enhanced focus of the Company required organizational and operational changes. The Company determined that the potential capital requirements for the production operations coupled with enhanced focus for the development and construction operations would need to be the `first-call' on capital. Concurrent with that determination was the necessity to obtain control of all of the negotiations, agreements and contracts for the development and construction of housing using the system of SouthWest and the wall system that had been done in Puebla, Mexico.

         In order to refocus capital requirements and availability, as of March 15, 2004, the Company entered into a Master Lease Agreement ("MLA") with Aguila Leasing Group a division of Aguila Ventures Corporation ("Aguila"), an associate company of SouthWest. Under the MLA Aguila agrees to provide all of the necessary equipment required by the Company for all facets of its enhanced focus of operations, both domestically and in Mexico; and, the Company agrees to lease all of the machinery and equipment needed to produce concrete blocks, surface bonding material and inserts, together with all other equipment needed to meet the requirements of its expanded focus under the MLA from Aguila. The first transaction under the Aguila agreement was for the Company to sell its rights to the mobile block plant being manufactured, thereby relieving the Company of the capital responsibility to fund the balance of the purchase. As a part of that sale, Aguila agreed to accept and pay the notes payable and related accrued interest used by the Company as partial payment to acquire the rights. Aguila also agreed to credit the Company for the security deposit and lease payments the balance of amount extended by the Company in the original purchase, toward the leasing of a completed block plant to be provided by Aguila. The second transaction under the Aguila agreement was for the Company to sell and leaseback the mobile surface bonding plant it owned. Under this transaction, Aguila agreed to accept the notes payable and related accrued interest used by the Company as partial payment to acquire the rights. Aguila also agreed to credit the Company toward the security deposit and lease payments the balance of the amount extended by the Company in the original purchase.

         Then, in April, 2004, in order to obtain control of all of the negotiations, agreements and contracts for the development and construction of housing using the system of SouthWest and the wall system that had been done in Puebla, Mexico, the Company, in concert with SouthWest, held discussions with the owners of the Mexican corporation, Grupo Industrial Potro S.A. de C.V. ("Grupo"). Grupo was the entity with whom SouthWest had agreed to work in the development and construction of housing in Puebla, Mexico. Those discussions resulted in the acquisition of Grupo becoming a wholly owned subsidiary of the Company. The Company plans to use Grupo to assist it in developing its constructions systems, project development and the products business in Mexico.

         During the month of May 2004, the Company hosted a tour of the Florida projects for union officials from Puebla, Mexico, representing in excess of 15,000,000 union members in Mexico. These officials are seeking affordable housing sources for their members, and had been in ongoing discussions with the principals of Grupo for a period of time. Since neither Grupo, SouthWest nor the Company had any housing units in Mexico, the need to see actual construction and completed units became a significant step in the negotiations with potential project partners that own real estate; that are interested in participating in the development of such real estate, and that have the resources to provide qualified buyers and guaranteed payment for completed houses. The hosted tour of the Florida operations of SouthWest were extremely positive and resulted in the agreement described below.

         In June, 2004, the Company and its wholly owned subsidiary, Advanced Construction and Manufacturing Technologies De Mexico S.A. de C.V., entered into an Agreement of Association for Development of Real Property and Construction of Houses in Mexico (the "CIFASA Agreement") with Constructor and Inmobilaria Cifasa S.A. de C.V. ("CIFASA") and Southwest Management Solutions Corporation ("SMSC"). Under the Agreement, five real estate projects are expected to be developed in and adjacent to the city of Puebla, in the state of Puebla, Mexico. The development and construction of the first four projects have been approved by local authorities for approximately 772 single-family residential houses - comprised of 520 one-bedroom houses in duplex format and 252 three-bedroom houses in duplex format. The fifth project is a multi-phase mixed-use project that is anticipated to include approximately 7,000 single-family residential homes, several commercial sites and school, hospital and shopping center sites.

         Under the CIFASA Agreement, CIFASA is to provide the real property, together with all development, construction and related `licenses' or permits, and then, enter into certain sales arrangements that provide for guaranteed sales to pre-qualified buyers together with payment for such sales within 3 days of completion of the houses by government-based programs and commercial banks domiciled in Mexico, and, in addition provide other related services. The Agreement provides that the Company is to obtain and provide development and construction financing, provide construction services using the proprietary construction systems of SMSC, staff the development and construction phases of the projects and provide other services. Neither party has in place the required sales guarantees, development or construction financing to complete the projects and there can be no assurance that such guarantees and financing will be available or, if available, that it will be obtained on favorable terms. In addition, the Agreement contemplates that detailed definitive master development and construction agreements relating to the projects will be drafted and executed. Although all parties are in general agreement as to such master development and construction agreements, there can be no assurance that such agreements will be successfully consummated, and, as a result, until such agreements are executed, and the guarantees and financings are achieved, there can be no assurance that the projects will be successfully completed.

Recent Acquisitions and Arrangements

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

         On May 14, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property (the "Property") made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, which note was renewed for a period of six months as of the anniversary date, and (iii) 5,167,150 shares of the Company's restricted common stock.

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"), a Mexican corporation domiciled in Mexico City, Mexico. ACMT, as a wholly-owned subsidiary of the Company, holds title to the Property. Also, it is anticipated that ACMT will be used by the Company in connection with its production facility, as described above. As consideration for the ACMT purchase, the Company issued to the owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the notes, which notes were renewed for a period of six months as of the anniversary date, or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock.

         On May 14, 2003, the Company also acquired all of the issued and outstanding securities of International Construction Concepts, Inc. ("ICC"), a Nevada corporation. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of constructions systems used to produce and supply components of dry-stacked masonry systems. As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 shares of the Company's restricted common stock. The Company determined that it would be most efficient and corporately effective to operate ICC as a division and utilize it contacts and relationships within the Company's existing structure.

         On May 30, 2003, the Company acquired from SouthWest Management Company ("SouthWest") its existing rights to purchase from the manufacturers a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant. Additionally on this date, the Company acquired from Santa Rosa Corporation, an affiliate of SouthWest, a completed mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         On December 18, 2003, the Company and SWAA Tepeaca Holdings, LC ("SWAA") concluded negotiations whereby, in January 2004 the Company issued 1,550,000 shares of its restricted Common Stock as payment in full for the $ 389,634 that the Company owed SWAA for funds expended, cash advances and accrued interest on the SWAA promissory note through December 31, 2003. The immediate effect on the financial statements is the reduction of current liabilities by that amount and an increase stockholder's equity by the same amount.

         On December 22, 2003, the Company negotiated the acquisition of an undivided interest in 1,600,000 tons of "in-situ" Perlite from the Foundation for Advanced Research ("FAR") in exchange for 1,600,000 shares of its restricted Common Stock. The Company completed and executed an Asset Purchase Agreement as of January 21, 2004. Perlite is a mineral with insulating and smoothing qualities that the Company believes can be profitably utilized to benefit and enhance the value of its products. It is estimated that the processed market value of refined perlite, depending on which stage of the refining process the product is utilized, ranges in value from a low of approximately from $15.00 per ton for agricultural purposes to potentially in excess of $110.00 per ton when used as commercial products and industrial additives. FAR carried the asset on its books and records at the historically appraised fair market value of such "in-situ" Perlite of $5.00 per ton. While the Company and FAR believe and agree that the value of $5.00 per ton of Perlite is economically appropriate, the Company has been unable to obtain sufficient current independent data to verify that historical valuation data reflects current market conditions. Therefore, since the Perlite was acquired by the Company with shares of its restricted Common Stock, valuation of the Perlite purchase, for financial statement purposes was reported using the value of the shares of restricted Common Stock at the value of the most recent transaction, wherein shares of restricted Common Stock were involved. That value was $1.25 per share for the cash purchase of shares of restricted Common Stock. The Company intends to use the processed Perlite in several applications with its concrete block and related products production operations, initially in the construction operations in Mexico.

         Following a series of meetings with officers of the Haener Block in January, 2004, it became evident that due to some irreconcilable issues, the effort to move forward under the license agreement acquired would be extremely expensive and severely restrictive. The Company determined that due to structural system changes initiated by Haener Block combined with an intractable position on past-due minimum royalties accruing during a period when the mold manufactured from the specifications delivered to the license holder were wrong, made the availability for reasonable negotiations impossible. On February 29, 2004, the Company, in a mutually accommodating agreement for both parties, sold the license rights back to SouthWest Management Company.

         Effective March 15, 2004, the Company entered in to the a Master Lease Agreement ("MLA") with Aguila Leasing Group, a division of Aguila Ventures Corporation ("Aguila") for the purpose of leasing all of the equipment needed by the Company to produce, transport, develop and construct products and structures in Puebla, Mexico. As a part of that agreement, the Company agreed to sell its existing rights to purchase from the manufacturer a mobile block processing plant currently in process for $389,093, and to lease the equipment when it is completed. Aguila agreed to assume promissory notes in the principal amount of $250,000, used as partial payment to initially purchase the rights, together with the accrued interest thereon that approximates $21,900 The balance of the sales price is being paid for by Aguila with the recognition that part of the price will be a 5% security deposit, estimated to be $40,000, on a completed block production plant; then, approximately $37,550 of the purchase price shall be utilized to make the first and last month's lease payments; and, the remaining amount of approximately $39,643 shall be ratably offset against the remaining lease payments over the term of the lease.

         An integral part of the MLA negotiations was that the Company agreed to sell its completed mobile surface bonding plant currently being readied for shipment to Puebla, Mexico, to Aguila for approximately $245,000, and, then to lease-back the equipment from Aguila under the terms of the MLA. Aguila agreed to assume promissory notes in the principal amount of $120,000, used as partial payment to initially purchase the rights, together with the accrued interest thereon that approximates $10,520, and a final payment of $25,000 due to the manufacturer. The balance of the sales price is being paid for by Aguila with the recognition that part of the price will be a 5% security deposit of $13,250; then, $12,430 of the purchase price shall be utilized to make the first and last month's lease payments; and, the remaining amount of approximately $63,740 800 shall be ratably offset against the remaining lease payments over the term of the lease.

         On May 5, 2004, the Company entered into a Security Purchase Agreement with two sole owners of Grupo Industrial Potro S.A. DE C.V. ("Grupo"), domiciled in Puebla, Mexico. The agreement is effective as of April 29, 2004. Under the terms of the agreement, the Company acquired all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. As a result, Grupo became a wholly owned subsidiary of the Company. The Company plans to use Grupo to assist it in developing its constructions systems, project development and the products business in Mexico.

         On June 22, 2004, the Company, through its wholly owned subsidiary, Advanced Construction and Manufacturing Technologies De Mexico S.A. de C.V., entered into the CIFASA Agreement. The Company is moving forward under the enhanced focus to finalize detailed development and construction agreements as called for in the CIFASA agreement. Preliminary drafts have been prepared by CIFASA and just received by the Company. They are being translated for review by all parties and counsel. These agreements, when completed, are expected to provide the basis for additional projects in Puebla, Mexico.

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

Distribution and Sales

         The Company has begun to develop direct associations with businesses that are in the construction trades in Puebla, Mexico, that are familiar with the construction methods required to use the Company's products, have projects available where the Company's products meet the necessary requirements, and sell products directly to such businesses.

         It is anticipated that initially the products would be used in the residential market. Preliminary meetings, discussions and negotiations have indicated that this plan for distribution of the products will allow the Company to enter targeted markets with minimum of costs and expense related to marketing.

         The Company recognizes the requirements to locate its potential production site in an area where the raw materials necessary for cost effective operations were readily available, and where finished products would have ready access to the transport and distribution system. The Company believes that it has addressed this issue with respect to its anticipated operations in the Puebla, Mexico by acquiring the Property. The Property is anticipated to be used as a site to establish a production facility. During the past 7 months, initial development of the property has commenced with manufacturing pad sites being created, and excavations for utilities and footings being completed.

Construction Materials

         The construction materials used in the Company's dry-stacked masonry wall systems are widely available. The Company has not entered into arrangement for the supply of the raw materials that it anticipates using, but, due to wide availability, the Company does not anticipate any difficulty in entering into such arrangements.

Competition

         The market for residential, commercial and industrial buildings, whether using a dry-stacked masonry wall system or other construction methods, is intensely competitive. The Company expects competition to continue and likely intensify in the future. Many of the Company's potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results and financial condition. The Company may face intense competition from other companies directly involved in the same business and also from many other companies offering building products that can be used in lieu of those offered by the Company. Many of these companies in related businesses are substantially larger and have more capital and other resources than the Company. However, the Company does have a definite competitive advantage in the use and implementation of the proven proprietary SouthWest system of block construction of houses. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that competitors will not develop building products that are superior to those that are planned to be utilized by the Company.

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

         Due to the increasing levels of development in the areas of Mexico where the Company currently plans to focus its operations, it is possible that new laws, rules and/or regulations may be adopted that could effect the use of its products and systems in proposed projects. The enactment of such laws, rules or regulations in the future could have a negative impact on the Company's project growth or profitability, which could decrease its projected revenues or increase its costs of doing business.

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

Employees

         As of August 6, 2004, the Company had two contract employees; one works for the Company on a part-time basis one works on a full-time basis. The Company presently maintains its business office at 1065 South 500 West, Bountiful, Utah 84010.

Item 2. Description of Properties.

         Our principal offices are located at 1065 South 500 West, Bountiful, Utah, under the terms of a lease with an unaffiliated lessor, which expires on June 30, 2005. The Company believes that its current office space will be adequate to meet the needs of current and expected growth for the foreseeable future. It may, however, require additional office space in the future depending upon the growth of the business.

         The Company, through ACMT, purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. The Property was not acquired for the primary purpose of generating capital gain or income from leases or similar arrangements. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, which note was renewed for a period of six months as of the anniversary date, and (iii) 5,167,150 shares of the Company's restricted common stock.

Item 3. Legal Proceedings.

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report. On May 6, 2004, subsequent to the end of the fiscal year, the Company held a Special Stockholder's Meeting for the purpose of submitting to a vote the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 to 100,000,000, comprised of 80,000,000 shares of common stock with a par value of $.01 per share and 20,000,000 shares of blank check preferred stock with a par value of $.01 per share. The proposal passed with holders of 10,357,487 shares voting for the proposal, holders of -0-- shares voting against the proposal and holders of 220 shares abstained from voting on the proposal.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Dividend Policy

         To date, the Company has not paid dividends on its common stock. The payment of dividends on the common stock, if any, is at the discretion of the board and will depend upon the Company's earnings, if any, the Company's capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." The Company does not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in the Company's operations.

Share Price History

         There has been very limited and sporadic trading of the Company's common stock in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "NXSO." The following table sets forth the high and low bid information of the common stock for the periods indicated. The price information contained in the table was obtained from America Online ("AOL") and its information suppliers. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and that the quotations may not necessarily represent actual transactions in the common stock. Also note that there was no reported trading in the Company's securities from December 11, 2002 to March 31, 2004.

         Quarter Ended                              High              Low
         -------------                              ----              ---
         2002 (1)
         --------
         June 30...............................       $.10             $.10
         September 30..........................        --               --
         December 31...........................      $1.01             $.09

         Quarter Ended                              High              Low
         -------------                              ----              ---
         2003
         ----
         March 31 .............................        --               --
         June 30 ..............................        --               --
         September 30..........................        --               --
         December 31...........................        --               --
         2004
         ----
         March 31..............................        --               --

         (1) From June 13, 2002 through November 21, 2002 the stock was not quoted or traded.

Holders of Record

         At August 6, 2004, there were approximately 106 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

         In January 2004 the Company issued 1,550,000 shares of its restricted common stock to SWAA as payment in full for the $ 389,634 that the Company owed SWAA for funds expended, cash advances and accrued interest on the SWAA promissory note through December 31, 2003.

         In January 2004, the Company acquired an undivided interest in 1,600,000 tons of "in-situ" Perlite ore from FAR in exchange for 1,600,000 shares of its restricted common stock.

         In May 2004, the Company acquired all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock.

         The issuance of the securities in the transactions described above were exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D and S as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $4,702,642 in total assets and total liabilities of $2,223,166 as of March 31, 2004. The Company's working capital deficit as of March 31, 2004, was ($2,181,674). The Company does not currently have sufficient funding to execute its business plan. The Company had $226 in total assets (comprised entirely of cash) and total liabilities of $90,870 as of March 31, 2003. Working capital deficit as of March 31, 2003 was ($90,644). The Company does not currently have sufficient funding to execute its business plan.

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

         On May 14, 2003, the Company and SWAA closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, which note was renewed for a period of six months as of the anniversary date, and (iii) 5,167,150 shares of the Company's restricted common stock.

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of ACMT. ACMT, as a wholly-owned subsidiary of the Company, holds title to the Property. Also, it is anticipated that ACMT will be used by the Company in connection with its production facility, as described above. As consideration for the ACMT purchase, the Company issued to the owners of ACMT
(i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the notes, which notes were renewed for a period of six months as of the anniversary date, or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock.

         On May 14, 2003, the Company also acquired all of the issued and outstanding securities of ICC. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of constructions systems used to produce and supply components of dry-stacked masonry systems. As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 shares of the Company's restricted common stock. The Company determined that it would be most efficient and corporately effective to operate ICC as a division and utilize it contacts and relationships within the Company's existing structure.

         On May 30, 2003, the Company acquired from SouthWest Management Company its existing rights to purchase from the manufacturers (i) a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant. Additionally on this date, the Company acquired from Santa Rosa Corporation, an affiliate of SouthWest, a completed mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest Management Company under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         On December 18, 2003, the Company and SWAA concluded negotiations whereby, in January 2004 the Company issued 1,550,000 shares of its restricted Common Stock as payment in full for the $384,373 that the Company owed SWAA for funds expended, cash advances and accrued interest on the SWAA promissory note through December 31, 2003. The immediate effect on the financial statements is the reduction of current liabilities by that amount and an increase stockholder's equity by the same amount.

         On December 22, 2003, the Company negotiated the acquisition of an undivided interest in 1,600,000 tons of "in-situ" Perlite from FAR in exchange for 1,600,000 shares of its restricted common stock. The Company completed and executed an Asset Purchase Agreement as of January 21, 2004. Perlite is a mineral with insulating and smoothing qualities that the Company believes can be profitably utilized to benefit and enhance the value of its products. It is estimated that the processed market value of perlite, depending on which stage of the refining process the product is utilized, ranges in value from a low of approximately from $15.00 per ton for agricultural purposes to potentially in excess of $110.00 per ton when used as commercial products and industrial additives. FAR carried the asset on its books and records at the historically appraised fair market value of such "in-situ" Perlite of $5.00 per ton. While the Company and FAR believe and agree that the value of $5.00 per ton of Perlite is economically appropriate, the Company has been unable to obtain sufficient current independent data to verify that historical valuation data reflects current market conditions. Therefore, since the Perlite was acquired by the Company with shares of its restricted Common Stock, valuation of the Perlite purchase, for financial statement purposes was reported using the value of the shares of restricted Common Stock at the value of the most recent transaction, wherein shares of restricted Common Stock were involved. That value was $1.25 per share for the cash purchase of shares of restricted Common Stock. The Company intends to use the processed Perlite in several applications with its concrete block and related products production operations, initially in the construction operations in Mexico.

         Following a series of meetings with officers of the Haener Block in January 2004, it became evident that due to some irreconcilable issues, the effort to move forward under the license agreement acquired would be extremely expensive and severely restrictive. The Company determined that due to structural system changes initiated by Haener Block combined with an intractable position on past-due minimum royalties accruing during a period when the mold manufactured from the specifications delivered to the license holder were wrong, made the availability for reasonable negotiations impossible. On February 29, 2004, the Company, in a mutually accommodating agreement for both parties, sold the license rights back to SouthWest Management Company. At the present time, the Company has initiated contact with other dry-stacked block systems to replace the Haener system.

         Effective March 15, 2004, the Company entered in to a Master Lease Agreement with Aguila, for the purpose of leasing all of the equipment needed by the Company to produce, transport, develop and construct products and structures in Puebla, Mexico. As a part of that agreement, the Company agreed to sell its existing rights to purchase from the manufacturer a mobile block processing plant currently in process for $389, 093, and to lease the equipment when it is completed; or, another compatible mobile block plant that Aguila may secure. Aguila agreed to assume promissory notes in the principal amount of $250,000, used as partial payment to initially purchase the rights, together with the accrued interest thereon that approximates $21,900. The balance of the sales price is being paid for by Aguila with the recognition that part of the price will be a 5% security deposit, estimated to be $40,000, on a completed block production plant; then, approximately $37, 550 of the purchase price shall be utilized to make the first and last month's lease payments; and, the remaining amount of approximately $39,643 shall be ratably offset against the remaining lease payments over the term of the lease.

         As an integral part of the MLA the Company agreed to sell its completed mobile surface bonding plant currently being readied for shipment to Puebla, Mexico, to Aguila for approximately $245,00, and, then to lease-back the equipment from Aguila under the terms of the MLA. Aguila agreed to assume promissory notes in the principal amount of $120,000, used as partial payment to initially purchase the rights, together with the accrued interest thereon that approximates $10,520, and a final payment of $25,000 due to the manufacturer. The balance of the sales price is being paid for by Aguila with the recognition that part of the price will be a 5% security deposit of $13,250; then, $12,430 of the purchase price shall be utilized to make the first and last month's lease payments; and, the remaining amount of approximately $63,800 shall be ratably offset against the remaining lease payments over the term of the lease.

         On May 5, 2004, the Company entered into a Security Purchase Agreement with the two sole owners of Grupo Industrial Potro S.A. de C.V. ("Grupo"). The agreement is effective as of April 29, 2004. Under the terms of the agreement, the Company acquired all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. As a result, Grupo became a wholly owned subsidiary of the Company. The Company plans to use Grupo to assist it in developing its constructions systems, project development and the products business in Mexico.

         On June 22, 2004, the Company, through its wholly owned subsidiary, Advanced Construction and Manufacturing Technologies De Mexico S.A. de C.V., entered into the CIFASA Agreement. The Company is moving forward under the enhanced focus to finalize detailed development and construction agreements as called for in the CIFASA agreement. Preliminary drafts have been prepared by CIFASA and just received by the Company. They are being translated for review by all parties and counsel. These agreements, when completed, are expected to provide the basis for additional projects in Puebla, Mexico.

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

         The Company does not have sufficient funding to meet its short or long-term cash needs. The Company anticipates that it will need at least $5,000,000 to execute its business plan during the next twelve months. The Company has been in discussions to secure the capital required under its business plan. To date, the Company has no firm commitments to secured the required capital. To the extent possible, the Company may seek to raise additional funds through the sale of equity securities or by borrowing money to fund its business plan. There can be no assurance that the Company will be able to raise needed funds or that such funding will be available on reasonable terms.

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

Off Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

         Operating Losses/Need for Additional Funds. The Company's financial statements, attached hereto, show $4,702,642 in total assets, total liabilities of $2,223,166 and a working capital deficit of ($2,181,674) as of March 31, 2004. The financial statements also show a net loss of ($1,012,340) for the year ended March 31, 2004. The Company's financial statements reflected $226 in total assets, total liabilities of $90,870 and a working capital deficit of ($90,644) as of March 31, 2003. The financial statements also reflected a net loss of ($13,517) for the year ended March 31, 2003. These figures raise substantial doubt about the Company's ability to continue as a going concern. Moreover, the Company estimates that it needs at least $5,000,000 in funding to execute its business plan over the next twelve months and the Company does not have commitments in place to provide any funding. In addition, the Company may require additional funding because some expenditures may be unforeseeable at the present time. Moreover, the Company's business plans may change or unforeseen events may occur which affect the amount of additional funds required by the Company. If additional funds are not obtained if and when required, the lack thereof will have a material adverse effect on the Company. Further, there is no assurance that any future funding will be available or if it is available that it will be on terms that are favorable to the Company or its current stockholders.

         Product Acceptance. The process of using dry stacked masonry wall systems, while successfully proven in a broad range of structures, worldwide, is not widely utilized in the United States. Masonry structures in Mexico are utilized. However, the market where the Company's business plan is currently focused, may not accept the Company's building products and systems. The acceptance of such products will depend in large part on the Company's ability to demonstrate to the project sponsors and contractors, the operational advantages, safety, efficacy, and cost-effectiveness of its products and systems in comparison with competing products and systems, together with its ability to make its products and systems available wherever product demand may arise. There can be no assurance that the Company's building products and systems will achieve wide spread market acceptance.

         Competition. The market for residential, commercial and industrial buildings, whether using a dry-stacked masonry wall system or other construction methods, is intensely competitive. The Company expects competition to continue and likely intensify in the future. Many of the Company's potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company may face intense competition from other companies directly involved in the same business and also from many other companies offering building products that can be used in lieu of those offered by the Company. Many of these companies in related businesses are substantially larger and have more capital and other resources than the Company. However, the Company does have a definite competitive advantage in the use and implementation of the proven proprietary SouthWest system of block construction of houses. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Moreover, there can be no assurance that competitors will not develop building products that are superior to those that are planned to be utilized by the Company.

         Dependence on Management. The success of the Company depends upon the skills, experience and efforts of its President, Richard J. Anderson., along with others that have complimentary skills, capacities and expertise in the areas of focus of the Company. Mr. Anderson has been associated with the companies in the real estate development and residential, commercial and industrial construction industries since 1980 and has expertise in developing new companies, structuring and installing responsive computerized management reporting and accounting systems. Should the services of Mr. Anderson become unavailable to the Company for any reason, the business of the Company could be adversely affected. The Company is in the process of finalizing the negotiations of an employment agreement with Mr. Anderson. Until a final agreement is signed and in effect, Mr. Anderson is free to terminate his employment with the Company at any time. There is no assurance that the Company will be able to retain Mr. Anderson or that Mr. Anderson's efforts will result in a commercially viable company.

         Ability to Manage Growth. The Company currently has one full time and one part time contract employees. The Company plans to rely on independent contractors as a method for managing growth. The Company's plan may not successfully or adequately manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on managerial, operating, financial and other resources. The Company's future performance will depend, in part, on its ability to find individuals and companies with specific expertise with the ability to manage growth effectively, which will require it to (i) create and implement management information systems, operating, administrative, financial and accounting systems and controls; (ii) maintain close coordination among its independent contractors and between them and operational personnel in the areas of production, engineering, accounting, finance, marketing, and sales; and (iii) retain and train additional management, technical and marketing personnel. There is intense competition for management, technical and marketing personnel in the Company's business. The Company's failure to attract and retain additional key employees when and if needed could have a material adverse effect on the Company's ability to continue as a going concern.

         Limited Number of Projects. The Company's profitability is expected to depend on revenues from the sale of its produced products under contractual agreements with contractors engaged in major projects. The Company recognizes that its production capacity will permit only a specific number of projects at any one time. If the Company finishes one large project and does not have another large project to start on, revenues and results of operations within any particular quarter and possibly subsequent periods could suffer. Customers may also cancel or defer existing contracts resulting in reduced revenues for any particular quarter.

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

         Limited Trading Activity. There has been very limited and sporadic trading of the Company's common stock in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the "OTCBB" under the trading symbol "NXSO." The Company does not currently meet the listing criteria of any recognized U.S. stock exchange. No assurance can be given that the OTCBB trading market will continue or as to the depth or liquidity of any market for the Company's common stock or the prices at which holders may be able to sell their shares. As a result, an investment in the Company's common stock may be totally liquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

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

Item 8A. Controls and Procedures.

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to that which is required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                    PART III


Item 9. Directors and  Executive Officers of the Registrant

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of August 6, 2004:

                                                                  With Company
         Name             Age            Position                     Since
         ----             ---            --------                 -------------
Richard J. Anderson       60       Director, President and
                                   Chief Financial Officer            2003
Dr. Robert A. Arbon       67       Director                           2003
Donald L. Stevens         75       Director                           2004

------------------

         Richard J. Anderson. Mr. Anderson is the president, chief financial officer and a director of the Company. His term as a director expires at the next annual meeting of stockholders. Mr. Anderson holds a bachelor's degree in Accounting and Business Management from Brigham Young University. Mr. Anderson started his career in business in 1968, working in public accounting for Arthur Andersen & Co. in Los Angeles. He served as an audit manager in the State Auditor's Office of Utah under two elected State Auditors. Over the past twenty years, Mr. Anderson has principally been an independent self-employed consultant providing professional advisory and operational services in accounting, business development, capital structuring, financial and integrated computerized financial accounting and data systems to a broad range of clientele including early stage and mezzanine companies that have included companies engaged in acquisition, development and construction of residential, commercial and industrial real estate projects; natural resources acquisition and development; and electrical power development and production. He has experience in the development of international product licenses and production operations. Mr. Anderson has served as an Officer and Director of several private companies during his career.

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

         Donald L. Stevens. Mr. Stevens is a director of the Company. His term as a director expires at the next annual meeting of stockholders. Mr. Stevens served in the United States Marine Corps from 1951-1953, was posted to Korea and Pearl Harbor. Mr. Stevens graduated from the University of Utah with a bachelor's degree in 1954, in marketing and management. Following graduation, Mr. Stevens co-founded Stevens Brown Sporting Goods. In 1961 Mr. Stevens entered the securities industry with a local brokerage and then was recruited to such firms as Paine Webber, Thomson McKinnon Securities, and E.F. Hutton Company. A Charter Member of the Edward F. Hutton Club, Mr. Stevens was twice recognized as one of top managers, nationally for the E.F. Hutton Company. Mr. Stevens retired from the securities industry in 1989 as a Senior Vice-President of Boettcher & Company. Mr. Stevens has also been involved in residential real estate development in the Utah area for nearly 40 years. Mr. Stevens has been extensively involved in business his entire life, helping to organize and fund several new businesses. Since retirement, Mr. Stevens has worked with state, regional and local governmental and quasi-governmental units to sponsor and encourage economic development, serving for 5 years on the Lincoln Unita Association of Governments, and as a board member of the Unita County affiliate of the Wyoming Community Foundation. Mr. Stevens has served as an Officer and Director of several private companies during his career.

         Executive officers will be elected by the board of directors, are expected to be employed under written agreements that are approved by the board and serve at the discretion of the board.

Identify Significant Employees

         Except as identified above, the Company has no significant employees.

Family Relationships

         No family relationships exist with any of the Company's officers and directors.

Involvement in Certain Legal Proceedings

         None of the officers and directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Audit Committee

         The Company has only one full time employee and one part-time employee and has limited operations and limited resources. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its audit committee.

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

         Based solely on the Company's review of forms furnished to the Company and representations from reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during the fiscal year ending March 31, 2004, except that FAR has not filed a Form 3 reporting its acquisition of 1,695,000 shares of common stock in January 2004 and SWAA has not filed reports showing the disposition of 398,246 shares of common stock that it once held.

Code of Ethics

         Due to the fact that the Company has limited activities and inadequate funding, the Company has not adopted a Code of Ethics, but it will consider doing so during the next fiscal year.

Item 10. Executive Compensation

         The table below sets forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended March 31, 2004) (the "Named Executive Officers").

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                                   SUMMARY COMPENSATION TABLE


                                             Annual Compensation                    Awards           Payouts
                                   ---------------------------------------- ---------------------  -----------
                                                                            Restricted  Stock                     All Other
        Name and                                           Other Annual     Stock       Options/    LTIP        Compensation
    Principal Position       Year  Salary ($)  Bonus($)  Compensation($)(1) Awards ($)    SAR(#)    Payouts($)       ($)
    ------------------       ----  ----------  --------  ------------------ ----------  --------    ----------  -------------
Richard J. Anderson (1)      2004     ---        ---            ---            ---         ---         ---           ---
President & Director         2003

Robert Long (2)              2001     ---        ---            ---            ---         ---         ---           ---
Former President, CEO &      2002     ---        ---            ---            ---         ---         ---           ---
Director                     2003     ---        ---            ---            ---         ---         ---           ---
-----------------

(1) Mr. Anderson became the chief executive officer and a director of the Company on April 22, 2003. Prior to that time he was not affiliated with the Company.
(2) Mr. Long resigned as an officer of the Company on April 22, 2003 and as a director of the Company on April 30, 2003.

         Option Grants in Fiscal Year Ended March 31, 2004. No options were granted by the Company to any Named Executive Officers or others during the fiscal year ended March 31, 2004.

Compensation of Directors

         No cash fees or other consideration were paid to the Company's directors for service on the board during the fiscal year ended March 31, 2004.The Company has made no agreements regarding compensation of directors. All directors are entitled to reimbursement for reasonable out-of-pocket travel related expenses incurred in the performance of their duties as board members.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of August 6, 2004, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of August 6, 2004, the Company had 11,787,150 shares of common stock outstanding.

                                         Shares
           Name and Address           Beneficially  Percentage of
        of Beneficial Owner(1)          Owned(2)       Total(2)    Position
        ----------------------        ------------  -------------  --------

Richard J. Anderson (3)                  660,096         5.6%    President and
                                                                   Director

Robert A. Arbon (4)                      715,336         6.1%      Director

Donald L. Stevens                              0           --      Director

Jenet R. Hansen                           45,000         0.4%      Secretary

Executive Officers and Directors as a  1,420,432        12.1%
   Group  (4 persons)

SWAA Tepeaca Holdings, LC (4)          4,768,904        40.5%
887 West Center Street,
Orem, UT 84058

The Foundation for Advanced Research   1,695,000        14.4%
661 36th Street
Manhattan Beach, CA 90266
----------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Represents 500,000 shares that are held of record by Patronus Industries, LC. Because Mr. Anderson is the general manager of Patronus Industries, LC, he may be deemed to have voting or investment power with respect to these securities. As a result, Mr. Anderson is shown in the table as a beneficial owner of these securities. Also represents 95,096 shares that are held of record by AFT Investments and 65,000 shares owned by JES Investments. Because Mr. Anderson and his wife act as trustees of a trust that owns AFT Investments and Mrs. Anderson is the sole owner of JES Investments, Mr. Anderson is shown in the table as the beneficial owner of these shares.
(4) These shares are held of record by SWAA Tepeaca Holdings, LC. Because Dr. Arbon is a manager of the Company and a member holding a 15% interest in SWAA Tepeaca Holdings, LC, he may be deemed to have voting or investment power with respect to these securities. As a result, Dr. Arbon is also shown in the table as a beneficial owner of his proportionate share of the securities held by SWAA Tepeaca Holdings, LC.

         The Company is not aware of any arrangements that may result in a change in control of the issuer. The changes in control of the Company during the last year are detailed in above under the heading "Certain Relationships and Related Transactions."

Equity Compensation Plan Information

         The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

         On April 22, 2003, the Patronus Industries, LC and Heber C. Bishop acquired 631,650 shares of common stock of the Company from Robert Long, Robert Platek, Spencer Levy and Robert Salluzzo in consideration for $250,000. Pursuant to the terms of a Stock Purchase Agreement by and between the parties, $5,000 of the purchase price was paid in cash and the remaining $245,000 is being paid in consideration for a promissory note executed by the Buyers. The Note is non-interest bearing and due and payable in full on the thirty (30) day anniversary of the Note. The Note is secured by (i) a pledge agreement executed by the Buyers in favor of the Sellers whereby the shares were pledged as collateral, (ii) a guarantee executed by Wynn Westmoreland and Santa Rosa Corporation, a Nevada corporation and (iii) a Trust Deed executed by Santa Rosa Corporation as Trustor in favor of the Sellers as beneficiaries relating to approximately 86 acres of real property in Utah. Wynn Westmoreland is a business associate of the Buyers and Santa Rosa Corporation is an affiliate of Mr. Westmoreland.

         As a condition precedent for the closing of the Stock Purchase Agreement, the Buyers also arranged for ICC to lend $100,000 to the Company pursuant to the terms of a demand note that bears interest at the rate of 10% per annum. The proceeds from this loan were used by the Company to pay its outstanding liabilities.

         In addition, the Sellers resigned as officers and directors of the Company. Messrs. Bishop and Richard J. Anderson were appointed to fill the vacancies on the board of directors created by the resignations of Messrs. Levy and Platek. Mr. Anderson was also appointed to act as president of the Company. Mr. Anderson is the sole manager of Patronus Industries, LC.

         On May 14, 2003, the Company and SWAA closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico. This Property is anticipated to be used as a site to establish the Company's proposed production facility as described above. In consideration for the Property, the Company issued to SWAA (i) an initial promissory note in the principal amount of $10,000 US, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000 US, which promissory note bears interest at the rate of ten percent per annum, is secured by the Property and is due and payable in a single balloon payment on the earlier of (a) on demand or (b) on the one year anniversary of the note, and (iii) 5,167,150 shares of the Company's restricted common stock. Dr. Arbon is a manager and a member holding a 15% interest in SWAA and Mr. Westmoreland is an affiliate of SWAA.

         In May 2003, the Company also began paying SouthWest and its independent contractors for site preparation, development, supervisory, security along with public and governmental relations services in connection the Company's efforts to utilize the Property as a site to produce and supply components of dry-stacked masonry wall systems for residential construction projects in Puebla, Mexico and in connection with other opportunities. SouthWest is an affiliate of Mr. Westmoreland. The agreement calls for minimum monthly payments of $7,500 for personnel and $1,250 for overhead related costs. These amounts will vary based on the utilization of SouthWest personnel as the work on the production facility is engaged, and as SouthWest personnel are deployed in the supervision and training of construction and installation crews utilizing the construction systems of SouthWest.

         On May 14, 2003, the Company also acquired all of the issued and outstanding securities of ICC, a Nevada corporation. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of constructions systems used to produce and supply components of dry-stacked masonry systems. As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 shares of the Company's restricted common stock. The Company determined that it would be most efficient and corporately effective to operate ICC as a division and utilize it contacts and relationships within the Company's existing structure. Mr. Westmoreland is an affiliate of ICC.

         On May 30, 2003, the Company acquired from SouthWest its existing rights to purchase from the manufacturers (i) a mobile block processing plant and related know how in consideration for 400,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $250,000 and the assumption of obligations in the approximate principal amount of $440,000 relating to the plant and (ii) a mobile surface bonding plant and related know-how in consideration for 335,000 shares of the Company's restricted common stock, a promissory note in the principal amount of $245,000 and the assumption of obligations in the approximate principal amount of $25,000 relating to the plant. On this date the Company also acquired the rights of SouthWest under a license agreement granting the right to utilize the Haener Block production system in Mexico and part of the United States in consideration for 400,000 shares of the Company's restricted common stock, the assumption of obligations under the initial license agreement and the assumption of obligations in the approximate principal amount of $140,000.

         On December 18, 2003, the Company and SWAA concluded negotiations whereby, in January 2004 the Company issued 1,550,000 shares of its restricted Common Stock as payment in full for the $ 389,634 that the Company owed SWAA for funds expended, cash advances and accrued interest on the SWAA promissory note through December 31, 2003. The immediate effect on the financial statements is the reduction of current liabilities by that amount and an increase stockholder's equity by the same amount.

         On December 22, 2003, the Company negotiated the acquisition of an undivided interest in 1,600,000 tons of "in-situ" Perlite from FAR in exchange for 1,600,000 shares of its restricted Common Stock. The Company completed and executed an Asset Purchase Agreement as of January 21, 2004.

         In February 2004, the Company the Company sold the license rights to the Haener Block back to SouthWest .

         Effective March 15, 2004, the Company entered into the MLA with Aguila for the purpose of leasing all of the equipment needed by the Company to produce, transport, develop and construct products and structures in Puebla, Mexico. As a part of that agreement, the Company agreed to sell its existing rights to purchase from the manufacturer a mobile block processing plant currently in process for $389, 093, and to lease the equipment when it is completed. Aguila agreed to assume promissory notes in the principal amount of $250,000, used as partial payment to initially purchase the rights, together with the accrued interest thereon that approximates $21,900. The balance of the sales price is being paid for by Aguila with the recognition that part of the price will be a 5% security deposit, estimated to be $40,000, on a completed block production plant; then, approximately $37,550 of the purchase price shall be utilized to make the first and last month's lease payments; and, the remaining amount of approximately $39,643 shall be ratably offset against the remaining lease payments over the term of the lease. Mr. Westmoreland is an affiliate of Aguila.


Item 13. Exhibits and Reports on Form 8-K.

Exhibits

         Listed on page 26 hereof.

Reports on Form 8-K

         The Company filed a current report on Form 8-K, dated January 29, 2004, reporting under Item 5 developments relating to the Property.

         The Company filed a current report on Form 8-K, dated February 2, 2004, reporting under Item 1 a change in control as a result of a proposed transaction with Cheong Tat Corporation and transactions with SWAA and FAR and reporting under Item 2 the acquisition of perlite from FAR.

         The Company filed a current report on Form 8-K, dated March 15, 2004, reporting under Item 5 the termination of the Agreement with Cheong Tat Corporation.

         The Company filed a current report on Form 8-K, dated May 5, 2004, reporting under Item 5 the acquisition of Grupo.

         The Company filed a current report on Form 8-K, dated June 22, 2004, reporting under Item 5 property development arrangements with CIFASA.

Item 14.  Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2004 and 2003 were $ 19,500 and $7,500, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended March 31, 2004 and 2003 were $19,500 and $ 7,500 , respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended March 31, 2004 and 2003 were $0 and $0, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended March 31, 2004 and 2003 were $0 and $0, respectively.

Audit Committee

         Our Company's board of directors functions as our audit committee. It is the Company's policy that the board of directors pre-approves all audit, tax and related services. All of the services described above in this Item 14 were approved in advance by board of directors. No items were approved by the board of directors pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                              NOXSO CORPORATION
                                              (Registrant)



Date: August 6, 2004                          By   /s/ Richard J. Anderson
                                                 -------------------------------
                                                 Richard J. Anderson
                                                 President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                          Date
        ---------                        -----                          ----

 /s/ Richard J. Anderson                                          August 6, 2004
Richard J. Anderson          Director and President (Principal
                             Executive, Financial And
                             Accounting Officer)
                                                                  August 6, 2004
 /s/ Robert A. Arbon
Robert A. Arbon              Director
                                                                  August 6, 2004
 /s/ Donald L. Stevens
Donald L. Stevens            Director

                                  EXHIBIT INDEX

       EXHIBIT
         NO.                    DESCRIPTION OF EXHIBIT
       -------                  ----------------------

         2.1 Debtor's Second Plan of Reorganization with Modifications Through December 2, 1999, Order of Judge R. Thomas Stinnett dated December 9, 1999 and Order Approving Disclosure Statement and Confirming Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (Incorporation by reference to the Company's Current Report on Form 8-K, dated May 23, 2000).
         2.2 Final Order Closing the Chapter 11 Case (Incorporated by reference to Exhibit 2.2 of the Company's Annual Report on Form 10-KSB, dated March 31, 2003).
         3(i).1 Articles of Incorporation of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541).
         3(i).2 Articles of Amendment to the Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541).
         3(ii) Amended and Restated Bylaws of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on January 13, 1989, file No. 33-26541).
         10.1 Demand Promissory Note in the principal amount of $100,000 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 22, 2003).
         10.2 Purchase and Sale Agreement By and Between the Company and SWAA Tepeaca Holdings, LC, effective May 1, 2003 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 14, 2003).
         10.3 Securities Purchase Agreement By and Between the Company and the Owners of Advanced Construction & Manufacturing Technologies De Mexico SA De CV, effective May 8, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated May 14, 2003).
         10.4 Securities Purchase Agreement By and Between the Company and the Owners of International Construction Concepts, Inc., effective May 8, 2003 (Incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K, dated May 14, 2003).
         10.5 Asset Purchase Agreement by and between the Company and Santa Rosa Corporation, effective May 30, 2003 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB, dated June 30, 2003).
         10.6 Asset Purchase Agreement by and between the Company and the parties identified therein, effective May 30, 2003 (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB, dated June 30, 2003).
         10.7 Asset Purchase Agreement between the Company and the Foundation for Advanced Research (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 2, 2004).
         10.8 Master Lease Agreement between the Company for itself and as agent for it subsidiaries and participants, and Aguila Leasing Group, The Leasing Division Of Aguila Ventures Corporation, for itself and as agent for certain participants
         10.9 Securities Purchase Agreement by and between the Company and the owners of Grupo Industrial Potro S.A. de C.V., dated May 5, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated May 5, 2004).
         10.10 Agreement of Association for Development of Real Property and Construction of Houses in Mexico by and between ACMT and CIFASA (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 22, 2004).
         21.1     Subsidiaries of the Company
         31.1 Certification by under Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Certification under Section 302 of the Sarbanes-Oxley Act of
                  2002.
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                               NOXSO CORPORATION
                                                   (A Development Stage Company)

                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                          Page

Independent Auditors' Report                                               F-2

Consolidated balance sheet                                                 F-3

Consolidated statement of operations                                       F-4

Consolidated statement of stockholders' equity                             F-5

Consolidated statement of cash flows                                       F-6

Notes to consolidated financial statements                                 F-7

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Noxso Corporation


We have audited the accompanying consolidated balance sheet of Noxso Corporation (a development stage company), as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noxso Corporation (a development stage company), as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has a deficit in working capital, no source of revenues, and has no operations. These matters raise a substantial doubt regarding the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Tanner + Co.


Salt Lake City, Utah
July 9, 2004

                                                                  NOXSO CORPORATION, AND SUBSIDIARIES
                                                                        (A Development Stage Company)
                                                                           Consolidated Balance Sheet

                                                                                       March 31, 2004
-----------------------------------------------------------------------------------------------------

Assets
Current assets:
  Cash                                                                         $           1,397
  Prepaid expenses                                                                        40,095
                                                                               -----------------

        Total current assets                                                              41,492
                                                                               -----------------

Property, plant, and equipment                                                         2,570,000
Perlite ore                                                                            2,000,000
Other assets                                                                              91,150
                                                                               -----------------

        Total assets                                                           $       4,702,642
                                                                               =================

-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                             $          16,675
  Accrued intent related parties                                                          74,348
  Payables to related parties                                                          2,132,143
                                                                               -----------------

        Total current liabilities                                                      2,223,166
                                                                               -----------------

Commitments and contingencies                                                                  -

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 11,787,150 shares issued
    and outstanding                                                                      117,872
  Additional paid-in capital                                                           3,687,229
  Stock issued for future consideration                                                 (117,175)
  Cancellable common stock issued for future services                                    (60,000)
  Accumulated deficit                                                                 (1,148,450)
                                                                               -----------------

        Total stockholders' equity                                             $       2,479,476
                                                                               -----------------

        Total liabilities and stockholders' equity                             $       4,702,642
                                                                               =================


-----------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                                     F-3

                                                                       NOXSO CORPORATION, AND SUBSIDIARIES
                                                                              (A Development Stage Company)

                                                                       Consolidated Statement of Operations
                                                                        Years Ended March 31, 2004 and 2003
                                                                  and Cumulative Amounts Since May 25, 2000
                                                                (Date of Commencement of Development Stage)
-----------------------------------------------------------------------------------------------------------

                                                                                             Cumulative
                                                              2004          2003               Amounts
                                                         ------------------------------------------------
Revenue                                                   $          -  $          -        $          -
                                                         ------------------------------------------------

Selling, General and administrative expenses                   783,124        54,517           1,037,922
                                                         ------------------------------------------------

        Loss from operations                                  (783,124)      (54,517)         (1,037,922)

Other income (expense):
  Interest expense                                            (229,216)            -            (229,216)
  Other income                                                       -        41,000             118,688
                                                         ------------------------------------------------

        Loss before provision for income taxes              (1,012,340)      (13,517)         (1,148,450)

Income tax benefit                                                   -             -                   -
                                                         ------------------------------------------------
                                                                                                       -
        Net loss                                          $ (1,012,340) $    (13,517)       $ (1,148,450)
                                                         ================================================

Net loss per share - basic and diluted                    $      (0.11) $      (0.01)
                                                         =============================

Weighted average common and common
  equivalent shares - basic and diluted                      9,430,496     1,126,000
                                                         =============================



-----------------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                                           F-4

                                                                                                NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                                       (A Development Stage Company)

                                                                                      Consolidated Statement of Stockholders' Equity

                                                                                                            Period From May 25, 2000
                                                                                         (Date of Commencement of Development Stage)
                                                                                                              through March 31, 2004
------------------------------------------------------------------------------------------------------------------------------------


                                                                                               Cancellable    Deficit
                                                                                     Stock       common     Accumulated
                                                   Common Stock       Additional   Issued for  stock issued   During the
                                               ---------------------    Paid-in      Future     for future   Development
                                                 Shares      Amount     Capital   Consideration  services       Stage      Total
                                               -------------------------------------------------------------------------------------
Balance, May 25, 2000                           1,000,000  $  10,000 $    29,216    $        -  $       -  $         -  $    39,216

Net loss                                                -          -           -                               (42,087)     (42,087)
                                               -------------------------------------------------------------------------------------

Balance, March 31, 2001                         1,000,000     10,000      29,216             -          -      (42,087)      (2,871)

Net loss                                                -          -           -             -          -      (80,506)     (80,506)
                                               -------------------------------------------------------------------------------------

Balance, March 31, 2002                         1,000,000     10,000      29,216             -          -     (122,593)     (83,377)

Common stock issued for services, at $.05
  per share                                       135,000      1,350       4,900             -          -            -        6,250

Net loss                                                -          -           -             -          -      (13,517)     (13,517)
                                               -------------------------------------------------------------------------------------

Balance, March 31, 2003                         1,135,000     11,350      34,116             -          -     (136,110)     (90,644)

Common stock issued for:
Property, plant and equipment, at $.13 per
  share                                         6,302,150     63,022     976,979      (117,175)         -            -      922,826
Acquisition of subsidiaries at $.00 per share     450,000      4,500      (4,500)            -          -            -            -
Services at $.41 per share                        750,000      7,500     302,500             -    (60,000)           -      250,000
Debt and accrued interest at $.25 per share     1,550,000     15,500     374,134                                            389,634
Perlite ore at $1.25 per share                  1,600,000     16,000   1,984,000             -          -            -    2,000,000

Sale of contractual rights                              -          -      20,000             -          -            -       20,000

Net loss                                                -          -           -             -          -   (1,012,340)  (1,012,340)
                                               -------------------------------------------------------------------------------------

Balance, March 31, 2004                        11,787,150  $ 117,872 $ 3,687,229    $ (117,175) $ (60,000) $(1,148,450) $ 2,479,476
                                               =====================================================================================



------------------------------------------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                                                                    F-5

                                                                                    NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                          (A Development Stage Company)

                                                                                   Consolidated Statement of Cash Flows
                                                                                    Years Ended March 31, 2004 and 2003
                                                                              and Cumulative Amounts Since May 25, 2000
                                                                            (Date of Commencement of Development Stage)
-----------------------------------------------------------------------------------------------------------------------

                                                                                                       Cumulative
                                                                            2004           2003          Amounts
                                                                       --------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $ (1,012,340)  $    (13,517)  $ (1,148,450)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Common stock issued for services                                         250,000         6,250         256,250
    Common stock issued for interest and expenses                            422,073             -         422,073
    Impairment of acquisition costs                                          145,000             -         145,000
      Decrease (increase) in:
        Accounts receivable                                                        -         6,500               -
        Prepaid expenses                                                      (1,765)            -          (1,765)
        Funds held in escrow                                                       -        62,076          98,152
        Preference payments receivable                                             -             -          20,258
      Increase (decrease) in:
        Accounts payable                                                      16,675             -          16,675
        Accrued liabilities                                                   22,617       (56,958)         (6,804)
                                                                       --------------------------------------------

            Net cash (used in) provided by operating activities             (157,740)        4,351        (198,611)
                                                                       --------------------------------------------

Cash flows from investing activities:                                              -             -               -
                                                                       --------------------------------------------

Cash flows from financing activities:
  Amounts due related parties                                                158,911        (5,685)        198,050
                                                                       --------------------------------------------

            Net cash provided by (used in) financing activities              158,911        (5,685)        198,050
                                                                       --------------------------------------------

            Net increase (decrease) in cash and cash equivalents               1,171        (1,334)           (561)

Cash and cash equivalents at beginning of period                                 226         1,560           1,958
                                                                       ============================================

Cash and cash equivalents at end of period                              $      1,397   $       226    $      1,397
                                                                       ============================================


-----------------------------------------------------------------------------------------------------------------------
See accoumpanying notes to consolidated financial statements.                                                       F-6

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                         March 31, 2004 and 2003
--------------------------------------------------------------------------------

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

                           In April 2003, the Company began plans to develop a new business to provide dry stacked masonry wall systems materials to construct housing projects in Mexico.

                           Principles of Consolidation
                           The consolidated financial statements include the accounts of Noxso Corporation and its wholly owned subsidiary, Advanced Construction and Manufacturing Technologies De Mexico SA DE CV (ACMT) and International Construction Concepts, Inc. (ICC) (see
                           Note 7) All material intercompany balances and transactions have been eliminated.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Business              Development Stage Company
     and                   The Company is considered a development stage Company
     Summary of            as defined in SFAS No. 7. The Company's development
     Significant           stage activities consist of the development of dry
     Accounting            stacked masonry wall systems for the construction of
     Policies              homes in Mexico.
     Continued
                           Cash
                           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of less than three months as cash equivalents.

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

                           Loss per Common and Common Equivalent Share
                           Basic net loss per share is computed using the weighted average shares outstanding during the period. Diluted net loss per share is equivalent to the basic net loss per share.

                           The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company had no common stock equivalents outstanding as of March 31, 2004 and 2003.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Business              Concentration of Credit Risk
     and                   The Company maintains its cash in bank deposit
     Summary of            accounts which, at times, may exceed federally
     Significant           insured limits. The Company has not experienced any
     Accounting            losses in such accounts and believes it is not
     Policies              exposed to any significant credit risk on cash and
     Continued             cash equivalents.

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

                           Reclassifications
                           Certain amounts in the 2003 financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.


2.   Going                 As of March 31, 2004, the Company has a deficit in
     Concern               working capital, no source of revenues, and no
                           operations. Management is seeking, through the issuance of equity or debt, to obtain the required capital needed to follow its business plan and commence the generation of revenues and full operations. There are no assurances the Company will be able to obtain the needed capital and these matters raise substantial doubt about the Company's ability to continue as a going concern.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3.   Property,
     Plant, and                                                     March 31,
     Equipment                                                        2004
                                                                  ------------
                           Property, plant, and equipment:
                             Land                                 $  2,500,000
                             Capitalized land improvement costs         70,000
                                                                  ------------
                                                                  $  2,570,000
                                                                  ============

                           The land and improvements are located in Tepeaca, Mexico. The Company intends to use the site for the production facilities as described in note 7.

4.   Perlite Ore           The Company purchased 1,600,000 tons of un-mined
                           "in-situ" Perlite, referred to in the industry as Perlite ore, in exchange for 1,600,000 shares of restricted common stock. The Perlite ore, located in Arizona, was valued for financial statement purposes at $2,000,000 based on the value of the shares of restricted common stock issued for the purchase. The
                           Company intends to use the perlite in its construction operations in Mexico.


5.   Accrued               Accrued Liabilities
     Liabilities and       As of March 31, 2004, accrued liabilities consisted
     Payables to           entirely of accrued interest.
     Related Parties
     and Others            Payables to related parties and others
                           As of March 31, 2004, the Company has notes and payables due to related parties for $2,132,143 with stated interest accruing at 10% per annum, maturing between April and May 2004, all of which are due on demand. All notes are currently in default.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Income                The benefit for income taxes amount computed at the
     Taxes                 federal statutory rate as follows:

                                                               Years Ended March 31,
                                                               ----------------------
                                                                  2004        2003
                                                               ----------------------
                           Income tax benefit at federal
                             statutory rate                    $ 344,000   $   5,000
                           Change in valuation allowance        (344,000)     (5,000)
                                                               ----------------------
                                                               $       -   $       -
                                                               ======================
                           Deferred tax assets are as follows:

                                                               Years Ended March 31,
                                                               ----------------------
                                                                  2004        2003
                                                               ----------------------
                           Net operating loss carryforwards    $ 389,000   $  45,000
                           Valuation allowance                  (389,000)    (45,000)
                                                               ----------------------
                                                               $       -   $       -
                                                               ======================

                           At March 31, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $1,144,000 which expires through 2019. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.

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

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Mergers and           On April 22, 2003, an investor group acquired a
     Acquisitions          controlling interest (631,650 shares of certain
                           directors common stock) in the Company by issuing a promissory note. The Note is non-interest bearing and was due May 22, 2003. The Note is secured by (i) a pledge agreement executed by the buyers in favor of the sellers whereby the shares were pledged as collateral, (ii) a guarantee executed by third parties at the request of buyers (iii) a Trust Deed executed by a third party Corporation as Trustor in favor of the sellers as beneficiaries relating to approximately 86 acres of real property in Utah. The note is currently in default and has not been paid as agreed by the buyers, however, default remedies have not been enforced by the sellers.

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

                           The shares acquired by the buyers in connection with the Stock Purchase Agreement represented 55.6% of the Company's issued and outstanding shares of common stock at the time of the agreement, giving the buyers voting control of the Company.

                           On May 14, 2003, the Company closed on a Purchase and Sale Agreement whereby the Company purchased approximately twenty-one acres of real property (the "Property") made up of several individual parcels that are collectively located at one site in the immediate vicinity of the city of Tepeaca, State of Puebla, Country of Mexico.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Mergers and           This property is anticipated to be used as a site to
     Acquisitions          establish the Company's proposed production facility.
     Continued             In consideration for the property, the Company issued
                           (i) an initial promissory note in the principal amount of $10,000, as an earnest money deposit, which promissory note bears interest at the rate of ten percent per annum, and is due and payable in a single balloon payment on the one year anniversary of the note; (ii) a promissory note in the principal amount of $1,640,000, which promissory note bears interest at the rate of ten percent per annum, is secured by the property and is due and payable in a single balloon payment on the earlier of (a) on demand or
                           (b) on the one year anniversary of the note, and
                           (iii) 5,167,150 shares of the Company's restricted common stock. One of the Company's directors is a member of the entity from which the property was purchased. As of March 31, 2004 the note still was outstanding and has been included in the payables to related parties and others on the balance sheet.

                           On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV ("ACMT"), a Mexican corporation domiciled in Mexico City, Mexico. ACMT has not initiated operations, but is immediately qualified to own real and personal property in Mexico. ACMT, as a wholly-owned subsidiary of the Company, will own and hold title to the Property purchased, as described above. Also, it is anticipated that ACMT will be used by the Company in connection with its production facility. As consideration for the ACMT purchase, the Company issued to the owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the note or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock. The consideration for the purchase was paid in two equal amounts to the owners of ACMT. As of March 31, 2004 the note still was outstanding and has been included in the payables to related parties and others on the balance sheet.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Mergers and           On May 14, 2003, the Company also acquired all of the
     Acquisitions          issued and outstanding securities of International
     Continued             Construction Concepts, Inc. ("ICC"), a Nevada
                           corporation. ICC has relationships that may be utilized in connection with the Company's proposed acquisition of constructions systems used to produce and supply components of dry-stacked masonry systems.
                           As consideration for the ICC purchase, the Company issued to the owners of ICC 100,000 shares of the Company's restricted common stock.

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


8.   Related Party         The Company has current notes and payables due to
     Transactions          directors, shareholders, and related entities in the
                           amount of $2,132,143 at March 31, 2004. This balance is included in payables to related parties and others on the balance sheet. Accrued interest on the related party notes is $74,348.

                           The land purchased in Tepeaca, Mexico described in
                           note 7 was purchased from a related party and has been valued at the historical cost to the related party.

                           Related parties and others facilitated the Company's purchases of ACMT, its Mexican subsidiary, and ICC, its Nevada subsidiary, under the terms in note 7.

                           The company issued 132,000 shares of common stock to family of directors and related parties for services during the year. These shares were valued at $79,200.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Supplemental          Operations reflect actual amounts paid for interest
     Disclosure of         and income taxes as follows for the years ended March
     Cash Flow             31:
     Information
                                                             2004         2003
                                                       -------------------------

                             Interest                  $       -     $        -
                                                       =========================
                             Income taxes              $       -     $        -
                                                       =========================

                           During the year ended March 31, 2004:

                           o        The Company acquired perlite ore of
                                    $2,000,000 for the issuance of common stock;

                           o The Company acquired property, plant, and equipment of $2,500,000 in exchange for related party debt of $1,650,000 and issuance of common stock of $850,000;

                           o The Company issued common stock in exchange for ACMT and ICC stock as part of the acquisition, intangible assets and other expenses were charged to operations;

                           o During the first quarter ended June 30, 2003, the Company acquired a completed piece of mobile equipment for the production of the surface bonding product for $245,000 in exchange of debt of $120,000, assumption of a liability of $25,000, and the issuance of restricted common stock of $100,000. During the quarter ended March 31, 2004, the Company negotiated a sale of the machine to a leasing company that has an affiliation with the original manufacturer of the equipment for $245,000. The purchasing company assumed the debt of $120,000 along with accrued interest of $10,520 and the liability of $25,000. The shares of restricted common stock issued in relation to the original purchase is still outstanding. The Company has agreed to lease the machine back from the leasing company to whom the equipment was sold, and the leasing company has agreed to lease the equipment to the Company under the Master Lease Agreement signed March 15, 2004. As an integral

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Supplemental                   part of the lease-back, the leasing company
     Disclosure of                  issued a credit of $89,480 to the Company to
     Cash Flow                      be applied against the lease as follows: (1)
     Information                    a security deposit of $13,250; (2) first and
     Continued                      last months lease payments totaling $12,430,
                                    and (3) $1,150 to be applied each month
                                    against the stated 2nd through the 12th
                                    monthly lease payments amounts, and (4) the balance of $51,150 to be equally applied against future lease payments. The amounts reflected on the balance sheet as Prepaid expenses of $38,330, with the remaining balance of $51,150 included in Other assets;

                           o During the first quarter ended June 30, 2003, the Company acquired the right to purchase from a manufacturer a mobile block processing plant by increasing other assets $385,000 and debt of $250,000, assumption of a liability of $25,000, and the issuance of restricted common stock of $110,000. During the quarter ended March 31, 2004, the Company negotiated the sale of the right to purchase from a manufacturer a mobile block processing plant to the leasing company that has an affiliation with the original owners of this right for $389,093. The leasing company assumed the debt of $250,000 along with accrued interest of $21,900. The restricted common stock issued in relation to the original purchase of this right is still outstanding and the Company has agreed to lease the first available mobile block production plant from the leasing company, to whom the right was sold, under the Master Lease Agreement dated March 15, 2004. In consideration the leasing company has agreed to give the Company credit for the required security deposit, first and last months lease payments, and the balance to be applied against future lease payments. Since the lease is contingent upon the lessor obtaining the equipment, the value of the credit of $117,175 has been recorded as stock issued for future consideration on the balance sheet;

                           o The Company acquired property, plant, and equipment of $70,000 in exchange for payables to related parties;

                           o        The Company issued common stock in
                                    satisfaction of interest and other payables to related parties of $389,694;

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Supplemental          o        The Company issued shares of commons stock
     Disclosure of                  under a Form S-8 Registration Statement for
     Cash Flow                      services in the amount of $210,000, shares
     Information                    of restricted common stock for services not
     Continued                      qualified for Form S-8 shares in the amount
                                    of $40,000, and shares of restricted common
                                    stock as compensation for future services,
                                    subject to cancellation, in the amount of
                                    $60,000

                           o The Company obtained other assets for $35,000 in exchange for a payable from a related party.

10.  Recent                In January 2003, the FASB issued FIN 46,
     Accounting            "Consolidation of Variable Interest Entities." FIN 46
     Pronounce-            requires the Company to consolidate a variable
     ments                 interest entity if it is subjected to a majority of
                           the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company does not currently have any interests in variable interest entities and, accordingly does not expect the adoption of FIN 46 to have a material impact on the consolidated financial statements.

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


11   Subsequent            On April 29, 2004, the Company entered into an
     Events                agreement to acquire all of the securities of a
                           foreign company for a purchase price of $100,000 and the issuance of 350,000 shares of common stock.

--------------------------------------------------------------------------------

                                             NOXSO CORPORATION, AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11   Subsequent            On May 6, 2004, the Company held a Special
     Events                Stockholder's Meeting and approved an amendment to
     Continued             its Articles of Incorporation to increase the number
                           of authorized shares of common stock with a par value of $.01 from 20,000,000 to 80,000,000 shares and to authorize 20,000,000 shares of preferred stock with a par value of $.01 per share with terms for each issuance of preferred stock to be determined by resolution of the Board of Directors when issued.


--------------------------------------------------------------------------------
                                                                            F-18