Form 10QSB
period 2004-06-30
NOXSO CORP
filed 2004-08-24
CIK 314307

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

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


                                 (801) 296-6976
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                    Outstanding as of August 18, 2004
       ----------------------------         ---------------------------------
       Common Stock, $.01 par value                 11,937,150 shares

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                         NOXSO CORPORATION, AND SUBSIDIARIES
                                                                               (A Development Stage Company)
                                                                        Condensed Consolidated Balance Sheet
                                                                                                 (Unaudited)

                                                                                               June 30, 2004
------------------------------------------------------------------------------------------------------------
              Assets

Current assets:
     Cash                                                                                $           1,181
     Deposits and prepaid expenses                                                                  49,095
                                                                                         ------------------

                  Total current assets                                                              50,276
                                                                                         ------------------


Property, plant and equipment                                                                    2,570,000
Perlite ore                                                                                      2,000,000
Deposits and other assets                                                                          138,450
                                                                                         ------------------

                  Total assets                                                           $       4,758,726
                                                                                         ==================

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                    $          22,099
     Accrued interest due related parties and others                                               141,853
     Related party payables                                                                        417,332
     Notes payable to related parties                                                            1,890,000
                                                                                         ------------------

                  Total current liabilities                                                      2,471,284
                                                                                         ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares authorized;
       7,887,150 shares issued and outstanding                                                     117,872
     Additional paid-in capital                                                                  3,510,054
     Accumulated deficit                                                                       (1,340,484)
                                                                                         ------------------

                  Total stockholders' equity                                                     2,287,442
                                                                                         ------------------

                  Total liabilities and stockholders' equity                             $       4,758,726
                                                                                         ==================


See accompanying notes to condensed consolidated unaudited financial statements

                                       2

                                                                                NOXSO CORPORATION, AND SUBSIDIARIES
                                                                                      (A Development Stage Company)
                                                                     Condensed Consolidated Statement of Operations
                                                                                                        (Unaudited)

                                                                                        Three Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------

                                                                                                     Cumulative
                                                                        2004            2003           Amounts
                                                                 ------------------------------------------------
Revenue                                                           $             -   $          -   $           -

General and administrative expenses                                       123,031        128,466       1,160,953
                                                                 ------------------------------------------------

              Loss from operations                                       (123,031)      (128,466)     (1,160,953)
                                                                 ------------------------------------------------

Other income (expense):
     Other income                                                               -              -         118,688
     Interest expense                                                     (69,003)       (43,756)       (298,219)

              Loss before provision for income taxes                     (192,034)      (172,222)     (1,340,484)
                                                                 ------------------------------------------------

Income tax (expense) benefit                                                    -              -               -

              Net loss                                            $      (192,034)      (172,222)     (1,340,484)
                                                                 ================================================

Net loss per share - basic and diluted                            $          (.02)          (.04)
                                                                 ================================

Weighted average common and common
  equivalent shares - basic and diluted                                11,787,150      4,026,871
                                                                 ================================



See accompanying notes to condensed consolidated unaudited financial statements

                                       3

                                                              NOXSO CORPORATION, AND SUBSIDIARIES
                                                                    (A Development Stage Company)
                                                   Condensed Consolidated Statement of Cash Flows
                                                                                      (Unaudited)

                                                                      Three Months Ended June 30,
-------------------------------------------------------------------------------------------------

                                                                      2004            2003
Cash flows from operating activities:
   Net loss                                                      $    (192,034)  $   (172,222)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Decrease (increase) in:
         Accounts receivable                                            (4,000)
         Prepaid expenses                                               (5,000)
         Other current assets                                                           1,660
       Increase (decrease) in:
         Accounts payable                                                5,424        (55,216)
         Accrued liabilities                                            67,504         43,756
                                                                 -------------------------------

           Net cash (used in) provided by operating activities        (128,106)      (185,342)
                                                                 -------------------------------

Cash flows from investing activities:
     Advances for acquisition                                          (82,300)
     Decrease in other assets                                           35,000
     Purchase of equipment                                                            (25,000)
     Improvements on land                                                             (40,000)
                                                                 -------------------------------

            Net cash (used in) provided by investing activities        (47,300)       (65,000)
                                                                 -------------------------------

Cash flows from financing activities:
        Payments to reduce related parties notes payable               (10,000)
        Increase in amounts due related parties                        185,190        250,600
                                                                 -------------------------------

            Net cash (used in) provided by financing activities        175,190        250,600
                                                                 -------------------------------

            Net increase (decrease) in cash and cash equivalents          (216)           258

Cash and cash equivalents at beginning of period                         1,397            226
                                                                 -------------------------------

Cash and cash equivalents at end of period                       $       1,181   $        484
                                                                 ===============================



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2004 Annual Report on Form 10-KSB. The results of operations for the three months ended June 30, 2004, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005. The Company's significant accounting policies are set forth in Note 1 to the Company's consolidated financial statements in its March 31, 2004 Annual Report on Form 10-KSB.


(2) Acquisition, Capitalization Change and Agreements

         On May 5, 2004, the Company made an initial payment under a Security Purchase Agreement ("SPA") with two sole owners of Grupo Industrial Potro S.A. DE C.V. ("Grupo"), domiciled in Puebla, Mexico. The agreement is effective as of April 29, 2004. Under the terms of the agreement, the Company will acquire all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. The SPA is subject to Grupo providing to the Company written substantiation and verification of certain original legal, administrative and financial documentation ("documentation") for a final closing to occur. As of June 30, 2004, due to circumstances of both parties such documentation and substantiation was either incomplete or had not been provided by Grupo to the Company. Until such documentation and substantiation are provided to the Company by Grupo a final closing cannot occur. When the final closing occurs Grupo will become a wholly owned subsidiary of the Company. The Company is currently evaluating the most effective way to utilize Grupo under the enhanced focus of its operations in developing its constructions systems, project development and the products business in Mexico.

         On May 6, 2004, the Company held a Special Stockholder's Meeting for the purpose of submitting to a vote the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 to 100,000,000, comprised of 80,000,000 shares of common stock with a par value of $.01 per share and 20,000,000 shares of blank check preferred stock with a par value of $.01 per share. The proposal passed with holders of 10,357,487 shares voting for the proposal, holders of -0-- shares voting against the proposal and holders of 220 shares abstained from voting on the proposal. As of the date of this filing, the application for the modification of the capitalization of the Company is being completed in accordance with change approved by the stockholders and in compliance with the statutes and requirements of the State of Virginia.

         In June 2004, the Company and its wholly owned subsidiary, Advanced Construction and Manufacturing Technologies De Mexico S.A. de C.V. ("ACMT"), entered into an Agreement of Association for Development of Real Property and Construction of Houses in Mexico (the "CIFASA Agreement") with Constructor and Inmobilaria Cifasa S.A. de C.V. ("CIFASA") and Southwest Management Solutions Corporation ("SMSC"). Under the Agreement, five real estate projects are expected to be developed in and adjacent to the city of Puebla, in the state of Puebla, Mexico. The development and construction of the first four projects have been approved by local authorities for approximately 772 single-family residential houses - comprised of 520 one-bedroom houses in duplex format and 252 three-bedroom houses in duplex format. The fifth project is a multi-phase mixed-use project that is anticipated to include approximately 7,000 single-family residential homes, several commercial sites and school, hospital and shopping center sites.

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


Item 2. Management's Discussion and Analysis or Plan of Operation

         The following plan of operation provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended March 31, 2004, and notes thereto.

Plan of Operation

         At June 30, 2004, the Company had limited business operations, and limited assets and capital resources. The focus of the Company's plan of operations to enter into the constructions systems and products business was expanded and enhanced during the 4th quarter of its fiscal year ended March 31, 2004, to include the development of land properly approved and permitted for the construction of buildings utilizing its products and SouthWest Management Company's ("SouthWest") [a significant operational associate of the Company] proprietary system of construction (the "Company's products and system").

         In furtherance of this objective, the Company entered into negotiations to unify and focus all related operations in Mexico. Additionally, the Company has sought and held discussions and negotiations to license economically viable construction related products and systems. The Company intends to continue to develop direct associations with entities that can provide assistance and support for the Company's enhanced focus in the development and construction business, and that have approved projects available where the Company's system and products can be utilized. Additionally, the Company is discussing with these and other entities their capacity to adapt their experience to the proprietary system of construction of SouthWest and the methods required to use the Company's products.

         During the past year of pre-operation preparation, the Company and SouthWest discussed the need to have a fully trained and effective cadre of trainers and supervisors for the projects being negotiated and prepared in Puebla, Mexico. SouthWest, which is also the managing member of SWAA Tepeaca Holdings, LC, initiated a series of small-to-medium-sized housing development and construction projects in Florida with a group of investors un-related to the Company, utilizing SouthWest's system of construction and the products similar to those that the Company will produce and utilize in Mexico. These projects have enabled SouthWest to train personnel in its system of construction and operations, along with providing the Company with a `hands-on operational demonstration laboratory of the system, the workforce and actual completed units without commensurate costs for the Company. SouthWest and the Company have a working agreement for the management and training for initial block production operations and construction personnel for the Mexico projects. SouthWest along with ACMT will participate in the actual management of the projects.

         This period of the development and construction of the housing projects in Florida, has demonstrated not only positive results relating to the wall system itself, but also the acceptance of the SouthWest's proprietary system of construction. While the Company does not own the Florida projects, these projects have provided positive, hands-on operational evidence to the decision makers who have visited and toured the Florida projects, from Puebla, Mexico, who represent the unions and other entities with whom the Company and ACMT have worked to obtain contractual commitments for housing and related financing arrangements.


         After these visits, numerous meetings and discussions were held with these decision makers of the entities with whom and for whom projects and agreements were being negotiated. The consensus from all these meetings was that in order to provide the assurances being required, the Company would need to enhance its focus and operational direction. In so doing, it was determined that control of the wall system components production would not be sufficient to meet the requirements of the contracts being negotiated. Additionally, supervisory control of the property development together with the actual system of construction would be necessary.

         The results of a series of ongoing discussions and negotiations with SouthWest were that the Company, through ACMT, utilizing and expanding its operations and training agreement with SouthWest, would control all phases of the projects. This enhanced focus of the Company required organizational and operational changes. In order to obtain control of all of the negotiations, agreements and contracts for the development and construction of housing using the system of SouthWest and the wall system that had been done in Puebla, Mexico, the Company, in concert with SouthWest, held discussions with the owners of the Mexican corporation, Grupo Industrial Potro S.A. de C.V. ("Grupo"). Grupo was the entity with whom SouthWest had agreed to work in the development and construction of housing in Puebla, Mexico, utilizing the products produced by the Company. Those discussions resulted in the acquisition of Grupo becoming a wholly owned subsidiary of the Company. The agreement is effective as of April 29, 2004.

         On May 5, 2004, the Company made an initial payment of $25,000 under a Security Purchase Agreement ("SPA") with two sole owners of Grupo Industrial Potro S.A. DE C.V. ("Grupo"), domiciled in Puebla, Mexico. Under the terms of the agreement, the Company will acquire all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. The SPA is subject to Grupo providing to the Company written substantiation and verification of certain original legal, administrative and financial documentation ("documentation") for a final closing to occur. As of June 30, 2004, due to circumstances of both parties such documentation and substantiation was either incomplete or had not been provided by Grupo to the Company. Until such documentation and substantiation are provided to the Company by Grupo a final closing cannot occur. When the final closing occurs Grupo will become a wholly owned subsidiary of the Company. As of June 30, 2004, the Company has advanced approximately $57,300 to Grupo through ACMT for costs and expenses. This amount together with the $25,000 initial payment is recorded on the balance sheet under the category of "Other assets" pending the final closing of the acquisition.

         Grupo is the entity through which initial contacts and discussions with the unions had been made, the entity that had been funded by SouthWest in the development of plans and drawings for residential homes for union buyers, and the entity that was to be the partner with SouthWest for the development and construction of projects. In order to completely unify and focus all operations in Mexico, the Company will acquire Grupo. Grupo and SouthWest were the original organizers of ACMT. In the purchase of ACMT by the Company in May 2003, Grupo received a $75,000 note payable from the Company and restricted shares of the Company's common stock. Grupo holds a total of approximately 305,000 shares of the Company's restricted common stock that will be cancelled when the acquisition is completed. The Company is currently evaluating the most effective way to utilize Grupo under the enhanced focus of its operations in developing its constructions systems, project development and the products business in Mexico.

         During the month of May 2004, the Company realigned all operational matters in Mexico. ACMT, the Company's other Mexican subsidiary, was designated as the principal operational subsidiary of the Company in Mexico. All matters related to the Company's business direction and focus in Puebla, Mexico, were placed as the responsibility of ACMT. At that time, the Company named Richard J. Anderson as the President and Director, with M. Ismael Silva Lopez as Vice-President of Operations and Director, and Andres Alvarez Cerecedo as Vice President and Director.

         During the month of May 2004, the Company hosted a tour of the Florida projects for union officials from Puebla, Mexico, representing in excess of 15,000,000 union members in Mexico. These officials are seeking affordable housing sources for their members, and had been in ongoing discussions with the principals of Grupo for a period of time. Since neither Grupo, SouthWest nor the Company had any housing units in Mexico, the need to see actual construction and completed units became a significant step in the negotiations with potential project partners that own real estate; that are interested in participating in the development of such real estate, and that have the resources to provide qualified buyers and guaranteed payment for completed houses. The hosted tours of the Florida operations of SouthWest were extremely positive and resulted in the agreement described below.

         In June 2004, the Company and ACMT, entered into an Agreement of Association for Development of Real Property and Construction of Houses in Mexico (the "CIFASA Agreement") with Constructor and Inmobilaria Cifasa S.A. de C.V. ("CIFASA") and Southwest Management Solutions Corporation ("SMSC"). Under the Agreement, five real estate projects are expected to be developed in and adjacent to the city of Puebla, in the state of Puebla, Mexico. The development and construction of the first four projects have been approved by local authorities for approximately 772 single-family residential houses - comprised of 520 one-bedroom houses in duplex format and 252 three-bedroom houses in duplex format. The fifth project is a multi-phase mixed-use project that is anticipated to include approximately 7,000 single-family residential homes, several commercial sites and school, hospital and shopping center sites. The Company is moving forward under the enhanced focus to finalize detailed development and construction agreements as called for in the CIFASA agreement. Preliminary drafts have been prepared by CIFASA and just received by the Company. The agreements are being translated for review by all parties and counsel. These agreements, when completed, are expected to provide the basis for additional projects in Puebla, Mexico.

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

         A significant element under the CIFASA Agreement was the responsibility for the Company to obtain and provide development and construction financing for the CIFASA projects. The Company, through its subsidiary ACMT and working in concert with its affiliate SouthWest has reached a preliminary arrangement with a funding party in Mexico where, subject to the preparation of mutually satisfactory definite written agreements memorializing the details of this verbal arrangement, the funding party has agreed to provide development and construction financing for at least six residential development and construction projects over the next several years with a projected total of approximately 13,300 residential homes, in consideration for a negotiated participation in the net profits developed from the sale of the developed lots with completed homes. The first four projects to be financed thereunder total approximately 400 units, are designed to adapt the Company's plans for housing units, developed in Mexico by the personnel of ACMT, to the SouthWest proprietary system of construction, and to be combined with on-site training by SouthWest trainers and supervisors of qualified local personnel in preparation for the roll out of the larger projects. The value of the preliminary arrangement is estimated to initially approximate $2-3,000,000 USD. It is anticipated that estimated value could increase to $10,000,000 USD, on a rollover basis to meet increasing project development and construction requirements, subject to the Company, ACMT and SouthWest successfully meeting the criteria of the written definitive agreements that are currently being negotiated and prepared. Until these arrangements are finalized, however, there can be no assurance that the Company will realize to projected or any revenue from this project.

         The funding of the projects under this preliminary arrangement would begin immediately following the execution of the mutually satisfactory definitive written agreements and is intended to be done under the guaranteed qualified buyer's commitments and agreements the Company has previously obtained from unions for their members and supported by local financial institutions providing the funding. While there can be no assurance that the parties will consummate a final written agreement relating to this funding, substantially all of the significant participation matters have been agreed to in principle; the final budgets and procedures for their implementation are currently being resolved.

         The Company's subsidiary ACMT is currently being contacted by other individuals representing entities and groups, similar to CIFASA, with projects in and around the Puebla area. The Company expects to enter into additional agreements similar to the CIFASA agreement to develop and construct homes that use the Company's products and system as well as other development and construction projects utilizing such systems and products. At the present time, no definitive arrangements have been executed and there can be no assurance that any definitive arrangements will be completed or that the Company will have sufficient funding to execute its business plan or that its business plan will be successful.


Results of Operations

         During the past two fiscal years the Company has had no revenues. The Company's operating costs and expenses were approximately $192,034 for the three months ended June 30, 2004, compared with $172,222 for the comparable period of the prior year. The increase resulted mainly from an increase of approximately $25,247 in interest expense together with costs and expenses required to initiate the Company's plan of operations.

Liquidity

         As of June 30, 2004, the Company's current assets totaled approximately $50,276, its current liabilities totaled approximately $2,471,284 and it had a working capital deficit of ($2,421,008). The Company's current liabilities include accounts payable in the amount of $22,099, accrued interest on related party accounts and notes payable in the amount of $ 141,853, and related party payables in the amount of $417,332. The Company also has $1,890,000 in demand notes payable to related parties and others.

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

         The Company has experienced net losses since inception and has had no significant revenues during recent years. Except as described above, during the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty

Off Balance Sheet Arrangements

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

Recent Accounting Pronouncements

         The Company has not adopted any new accounting policies that are not disclosed in the Company's annual report on Form 10-KSB that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

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

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for the Company's products and systems; the inability to enter into commercial arrangements relating to the Company's products and systems; competitive products and pricing, delays in introduction of products and systems due to manufacturing difficulties or other factors; difficulties in product development, commercialization and technology, changes in the regulation of planned or possible construction projects and other risks set forth in Item 6 of the Company's Annual Report on Form 10-KSB. If and when revenues commence, sales may not reach the levels anticipated. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On May 6, 2004, the Company held a Special Stockholder's Meeting for the purpose of submitting to a vote the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 to 100,000,000, comprised of 80,000,000 shares of common stock with a par value of $.01 per share and 20,000,000 shares of blank check preferred stock with a par value of $.01 per share.


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 6, 2004, the Company held a Special Stockholder's Meeting for the purpose of submitting to a vote the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 to 100,000,000, comprised of 80,000,000 shares of common stock with a par value of $.01 per share and 20,000,000 shares of blank check preferred stock with a par value of $.01 per share. The proposal passed with holders of 10,357,487 shares voting for the proposal, holders of -0-- shares voting against the proposal and holders of 220 shares abstained from voting on the proposal. As of the date of this filing, the application for the modification of the capitalization of the Company is being completed in accordance with change approved by the stockholders and in compliance with the statutes and requirements of the State of Virginia.


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

         3(i).2 Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3(i).2 to the Company's Annual Report on Form 10-KSB, dated March 31, 2003).

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

         10.8 Master Lease Agreement between the Company for itself and as agent for it subsidiaries and participants, and Aguila Leasing Group, The Leasing Division Of Aguila Ventures Corporation, for itself and as agent for certain participants (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB, dated March 31, 2004).

         10.9 Securities Purchase Agreement by and between the Company and the owners of Grupo Industrial Potro S.A. de C.V., dated May 5, 2004. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, dated May 5, 2004).

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

                                            NOXSO CORPORATION
                                            (Registrant)



Date: August 18, 2004                       By /s/ Richard J. Anderson
                                              ----------------------------------
                                              Richard J. Anderson
                                              President and Principal Financial
                                              and Chief Accounting Officer