Form 10QSB
period 2004-09-30
NOXSO CORP
filed 2005-01-14
CIK 314307

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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


                   1065 South 500 West, Bountiful, Utah 84010
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                                 [X] Yes [ ] No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                  Outstanding as of November 18, 2004
                     -----                  -----------------------------------
         Common Stock, $.01 par value                11,937,150 shares

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       NOXSO CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      Condensed Consolidated Balance Sheet
                                                   (Unaudited)

                                               September 30, 2004
-------------------------------------------------------------------------------------------------------------------

              Assets
Current assets:
     Cash                                                                                $          10,698
     Deposits and prepaid expenses                                                                  49,095
                                                                                         ------------------
                  Total current assets                                                              59,793


Property, plant and equipment                                                                    2,570,000
Perlite ore                                                                                      2,000,000
Deposits and other assets                                                                          149,000
                                                                                         ------------------

                  Total assets                                                           $       4,778,793
                                                                                         ==================

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                    $          24,435
     Accrued interest due related parties and others                                               216,507
     Related party payables                                                                        569,565
     Notes payable to related parties                                                            1,890,000
                                                                                         ------------------

                  Total current liabilities                                                      2,700,507
                                                                                         ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Common stock, $.01 par value, 20,000,000 shares authorized;
         11,937,150 shares issued and outstanding                                                  119,372
     Additional paid-in capital                                                                  3,598,553
     Deficit accumulated during the development stage                                           (1,639,639)
                                                                                         ------------------

                  Total stockholders' equity                                                     2,078,286
                                                                                         ------------------

                  Total liabilities and stockholders' equity                             $       4,778,793
                                                                                         ==================


           See accompanying notes to condensed consolidated unaudited financial statements

                                                        2

                                       NOXSO CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                 Condensed Consolidated Statement of Operations
                                                  (Unaudited)


-------------------------------------------------------------------------------------------------------------------

                                                                                                             Cumulative
                                                                                                           from Inception
                                                Six Months Ended                Three Months Ended         of Development
                                                 September 30,                    September 30,             Stage to
                                         ------------------------------- --------------------------------  September 30,
                                              2004            2003            2004             2003            2004
                                         --------------- --------------- ---------------  --------------- ----------------
                                          (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
 Revenue                                  $         -     $         -     $         -      $         -      $         -
                                          -----------     -----------     -----------      -----------      -----------

 General and administrative expenses          347,021         239,646         233,990          111,180        1,384,943
                                          -----------     -----------     -----------      -----------      -----------
 Loss From Operations                        (347,021)       (239,646)       (233,990)        (111,180)      (1,384,943)
                                          -----------     -----------     -----------      -----------      -----------

Other Income (Expense)
  Interest expense                           (144,168)       (110,540)        (75,165)         (66,784)        (373,384)
  Other Income                                      -               -               -                -          118,688
                                          -----------     -----------     -----------      -----------      -----------
  Other Income (Expense)                     (144,168)       (110,540)        (75,165)         (66,784)        (254,696)
                                          -----------     -----------     -----------      -----------      -----------

 Net Loss                                 $  (491,189)    $  (350,186)    $  (299,155)     $  (177,964)     $(1,639,639)
                                          ===========     ===========     ===========      ===========      ===========

 Net Loss Per Common Share                $     (0.04)    $     (0.06)    $     (0.03)     $     (0.02)
                                          ===========     ===========     ===========      ===========


 Average Shares Outstanding                11,851,436       5,967,558      11,915,721        7,887,150
                                          ===========     ===========     ===========      ===========


                 See accompanying notes to condensed consolidated unaudited financial statements

                                                               3

                                       NOXSO CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                 Condensed Consolidated Statement of Cash Flows
                                                   (Unaudited)


                                                                                                        Cumulative
                                                                                                           from
                                                                                                       Inception of
                                                                          Six Months Ended             Development
                                                                            September 30,                Stage to
                                                                   --------------------------------   September 30,
                                                                        2004             2003             2004
                                                                   ---------------- ---------------   ---------------
                                                                     (Unaudited)     (Unaudited)       (Unaudited)
Cash Flows From Operating Activities:
Net Loss                                                            $  (491,189)    $  (350,186)       $(1,639,639)
Adjustments to reconcile net loss to net cash used
  by operating activities:

Common stock issued for services                                         90,000               -            346,250

Common stock issued for interest and expenses                                 -               -            422,073

Impairment of acquisition costs                                               -               -            145,000
Decrease in Other Current Assets -
          Accounts receivable                                            (4,000)              -                  -
          Other current assets                                           (5,000)         (1,660)                 -
          Funds held in escrow                                                -               -             (4,000)
          Preference Payments Receivable                                      -               -             (6,765)
Increase (Decrease) in Liabilities -                                                                             -
          Funds held in escrow                                                                              98,152
          Amounts due related parties                                   337,419         223,368            172,487
          Accounts Payable                                                7,759         (11,484)            24,435
          Accrued Liabilities                                           142,160         110,377            135,357

 Other Income - Termination of Merger Agreement                               -               -                  -
                                                                    -----------     -----------        -----------
 Cash Flow From (Used By) Operating Activities:                          77,149         (29,585)          (306,650)
                                                                    -----------     -----------        -----------

 Cash Flows From Investing Activities:
    Purchase of Equipment                                                     -         (29,093)                 -
    Purchase of Land                                                          -         (40,000)                 -
    Investment in Subsidiary                                             35,000                             35,000

 Advances for Acquisition & Payment of Liabilities                      (92,850)                           (92,850)
                                                                    -----------     -----------        -----------
                                                                        (57,850)        (69,093)           (57,850)
                                                                    -----------     -----------        -----------
 Cash Flows From Financing Activities:
   Proceeds from note payable                                                 -         100,000                 -
   Payments on note payable                                             (10,000)                          (10,000)
   Amounts due related parties                                                -               -           383,240
                                                                    -----------     -----------        -----------
 Net cash provided by financing activities                              (10,000)        100,000           373,240
                                                                    -----------     -----------        -----------
 Net Change in Cash
                                                                          9,299           1,322             8,740

 Cash at Beginning of Period                                              1,399             226             1,958
                                                                    -----------     -----------        -----------
 Cash at End of Period                                              $    10,698     $     1,548        $    10,698
                                                                    ===========     ===========        ===========


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2004 Annual Report on Form 10-KSB. The results of operations for the six months ended September 30, 2004, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005. The Company's significant accounting policies are set forth in Note 1 to the Company's consolidated financial statements in its March 31, 2004 Annual Report on Form 10-KSB.

(2) Acquisition Status

         On May 5, 2004, the Company made an initial payment under a Security Purchase Agreement ("SPA") with two sole owners of Grupo Industrial Potro S.A. DE C.V. ("Grupo"), domiciled in Puebla, Mexico. The agreement is effective as of April 29, 2004. Under the terms of the agreement, the Company will acquire all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. The SPA is subject to Grupo providing to the Company written substantiation and verification of certain original legal, administrative and financial documentation ("documentation") for a final closing to occur. As of September 30, 2004, due to circumstances of both parties such documentation and substantiation provided has been either incomplete or inadequate, or has not been provided by Grupo to the Company. Until Grupo provides such documentation and substantiation to the Company a final closing cannot occur. Also, it is possible that the terms of the acquisition may be reduced subject to the receipt of such complete documentation and substantiation. When the final closing occurs Grupo may become a wholly owned subsidiary of the Company. The Company is currently evaluating the most effective way to utilize Grupo and/or its assets under the enhanced focus of its operations in developing its constructions systems, project development and the products business in Mexico.

(3) Stock Issuance

         On July 14, 2004, the Company issued 150,000 shares of common stock as previously agreed with consultants under a Form S-8 Registration Statement for services rendered on behalf of the Company both domestically and in Mexico valued at $90,000, or $0.60 per share representing the fair market value of the shares issued.

(4) Going Concern

         As of September 30, 2004, the Company has a deficit in working capital, no source of revenues, and no operations. Management is seeking, through the issuance of equity or debt, to obtain the required capital needed to follow its business plan and commence the generation of revenues and full operations. There are no assurances the Company will be able to obtain the needed capital and these matters raise substantial doubt about the Company's ability to continue as a going concern.

(5) Subsequent Events

         On October 25, 2004, the Company entered into a Consulting Agreement with Parkview Partners, ltd. ("Parkview"). Under the terms of the agreement, Parkview will advise the Company with respect to business development and may introduce the Company on a non-exclusive basis to sources of funding. Parkview will receive a cash fee and warrants in connection with the services to be rendered. Parkview may be entitled to funding if it assists in locating funding in connection with the Texas Property (discussed below).

         On November 1, 2004, the Company entered into a Purchase and Sale Agreement (the "RPP Agreement") with Rocky Point Partners, LLC ("RPP"). Gary T. Robinson, who has done and continues to do consulting work for the Company, is a managing member of RPP.

         Subject to the satisfaction of specified conditions, the RPP Agreement provides for the sale of approximately 151 acres of real property in Dallas, Dallas County, Texas (the "Texas Property") by RPP to the Company in exchange for $6,500,000 (the "Purchase Price"). The RPP Agreement calls for the payment of $500,000 in Earnest Money that will be paid in the form of two promissory notes in the principal amounts of $300,000 and $200,000. The $300,000 note will be due and payable in full at closing and, subject to certain contingencies, the $200,000 promissory note will be due and payable in a single balloon payment on the eighteen month anniversary of that note.

         At closing, convertible promissory notes in the principal amount of $3,400,000 will be issued to RPP. These convertible promissory notes in the principal amount of $3,400,000 will be due and payable on the one year anniversary of the date these notes. Upon the satisfaction of various conditions on or after closing, additional convertible promissory notes in the principal amount of $2,600,000 will be issued to RPP as payment for the remaining Purchase Price. These convertible promissory notes in the principal amount of $2,600,000 will be due and payable on the one year anniversary of the date of the notes. The convertible promissory notes in the principal amount of $6,000,000 will be convertible into a maximum of 5,000,000 shares of the Company's common stock.

         On November 1, 2004, the Company received a fully executed letter agreement (the "Letter Agreement"), dated October 26, 2004, with Park Avenue Mortgage Group, Inc. ("PAMG"). Under the Letter Agreement, PAMG will seek to obtain financing for the Company that is secured by the Property. PAMG will be entitled to a commission and warrants upon successful completion of a loan transaction on terms that are satisfactory to the Company. PAMG will be working with Parkview Partners, Ltd. in connection with such financing efforts.

         On December 10, 2004, the Company entered into a short-term Loan Agreement with TJ Management Group, LLC ("TJMG") for a six-month loan in the principal amount of $125,000. The final loan documents were executed and the loan was funded on December 17, 2004. The loan is secured by one of the three parcels of property acquired in the Rocky Point Partners, LLC. transaction outlined above, and is to be paid from proceeds obtained when financing of the property is completed. The proceeds of the loan were used for business operations both domestically and in Mexico.

         On December 20, 2004, the Company entered into a second short-term Loan Agreement with TJ Management Group, LLC ("TJMG") for a six-month loan in the principal amount of $150,000. The final loan documents were executed on December 22, 2004, and the loan was funded on December 29, 2004. The loan is secured by one of the three parcels of property acquired in the Rocky Point Partners, LLC. transaction outlined above, and is to be paid from proceeds obtained when financing of the property is completed. The proceeds of the loan were used for business operations both domestically and in Mexico.

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

Plan of Operation

         The Company's business plan was to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. Since April 2003, the Company has been seeking to enter into arrangements for the acquisition of proven construction components, products and systems that can be combined and utilized to produce and supply components of dry-stacked masonry wall systems for residential, commercial and industrial buildings, as well as other complimentary construction elements and the acquisition of real property that may be used in connection with a site to establish a production facility to produce such components and products to be available for construction projects. In preparation to commence operations by supplying products and systems in and related to the dry-stacked masonry wall system, the Company has entered into the following transactions.

         In May 2003, the Company also began paying SouthWest Management Company ("Southwest") and its independent contractors for site preparation, development, supervisory, security along with public and governmental relations services in connection the Company's efforts to utilize the Property as a site to produce and supply components of dry-stacked masonry wall systems for residential construction projects in Puebla, Mexico and in connection with other opportunities.

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

         On May 14, 2003, the Company acquired all of the issued and outstanding securities of Advanced Construction & Manufacturing Technologies De Mexico SA De CV or ACMT De Mexico ("ACMT"), a Mexican corporation. ACMT, as a wholly owned subsidiary of the Company, holds title to the Property. Also, it is anticipated that ACMT will be used by the Company in connection with its production facility, as described above. As consideration for the ACMT purchase, the Company issued to the owners of ACMT (i) promissory notes in the aggregate principal amount of $150,000 US, which promissory notes bear interest at the rate of ten percent per annum, and are due and payable on the earlier of (a) the one year anniversary of the notes, which notes were renewed for a period of six months as of the anniversary date, or (b) on demand, and (ii) 350,000 shares of the Company's restricted common stock.

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

         Following a series of meetings with officers of the Haener Block in January 2004, it became evident that due to some irreconcilable issues, the effort to move forward under the license agreement acquired would be extremely expensive and severely restrictive. The Company determined that due to structural system changes initiated by Haener Block combined with an intractable position on past-due minimum royalties accruing during a period when the mold manufactured from the specifications delivered to the license holder were wrong, made the availability for reasonable negotiations impossible. On February 29, 2004, the Company, in a mutually accommodating agreement for both parties, sold the license rights back to SouthWest. At the present time, the Company has initiated contact with other dry-stacked block systems to replace the Haener system.

         Effective March 15, 2004, the Company entered in to a Master Lease Agreement ("MLA") with Aguila Leasing Group a division of Aguila Ventures Corporation ("Aguila"), an associate company of SouthWest. Aguila, for the purpose of leasing all of the equipment needed by the Company to produce, transport, develop and construct products and structures in Puebla, Mexico. As a part of that agreement, the Company agreed to sell its existing rights to purchase from the manufacturer a mobile block processing plant currently in process for $389, 093, and to lease the equipment when it is completed; or, another compatible mobile block plant that Aguila may secure. Aguila agreed to assume promissory notes in the principal amount of $250,000, used as partial payment to initially purchase the rights, together with the accrued interest thereon that approximates $21,900. The balance of the sales price is being paid for by Aguila with the recognition that part of the price will be a 5% security deposit, estimated to be $40,000, on a completed block production plant; then, approximately $37, 550 of the purchase price shall be utilized to make the first and last month's lease payments; and, the remaining amount of approximately $39,643 shall be ratably offset against the remaining lease payments over the term of the lease.

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

         On May 5, 2004, the Company made an initial payment under a Security Purchase Agreement ("SPA") with two sole owners of Grupo Industrial Potro S.A. DE C.V. ("Grupo"), domiciled in Puebla, Mexico. The agreement is effective as of April 29, 2004. Under the terms of the agreement, the Company will acquire all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. The SPA is subject to Grupo providing to the Company written substantiation and verification of certain original legal, administrative and financial documentation ("documentation") for a final closing to occur. As of September 30, 2004, due to circumstances of both parties such documentation and substantiation provided has been either incomplete or inadequate, or has not been provided by Grupo to the Company. Until Grupo provides such documentation and substantiation to the Company a final closing cannot occur. Also, it is possible that the terms of the acquisition may be reduced subject to the receipt of such complete documentation and substantiation. When the final closing occurs Grupo may become a wholly owned subsidiary of the Company. The Company is currently evaluating the most effective way to utilize Grupo and/or its assets under the enhanced focus of its operations in developing its constructions systems, project development and the products business in Mexico.

         On June 22, 2004, the Company entered into an Agreement of Association for Development of Real Property and Construction of Houses in Mexico with Constructor and Inmobilaria Cifasa S.A. de C.V. ("CIFASA") and Southwest Management Solutions Corporation ("SMSC"). Under the Agreement, five real estate projects are to be developed in and adjacent to the city of Puebla, in the state of Puebla, Mexico. The first four approved projects for approximately 772 single-family residential houses - comprised of 520 one-bedroom houses in duplex format and 252 three-bedroom houses in duplex format. The fifth project is a multi-phase mixed-use project that is anticipated to include approximately 7,000 single-family residential homes, several commercial sites and school, hospital and shopping center sites.

         Under the Agreement with CIFASA, the Company is to obtain and provide the development and construction financing, provide construction services using the proprietary construction systems of SMSC, staff the development and construction phases of the projects and provide other services. Under the agreement, CIFASA to obtain and provide qualified buyers and related sales guarantees to complete the project.

         In an effort to obtain such funding, on September 3, 2004, the Company, through ACMT, signed a multi-project financing agreement (the "Financing Agreement") with Dr. Luis R. Suarez whereby Dr. Suarez has agreed to provide financing for the Company to fund all of the necessary development and construction financing for the housing projects under its contract with CIFASA. Under the terms of the Agreement, Dr. Suarez had the right to participate in the budgetary process for each project for which he has agreed to provide financing for the benefit of the Company, including establishing the sales prices of the houses and the corresponding project costs and expenses budgets of development, urbanization and construction, which will include the direct cost of financing. In consideration for his services under the Agreement, Dr. Suarez is entitled to receive one-third of the net profits on each project he assists in financing. Since the execution of the Agreement, Dr. Suarez has been engaged in completing certain other un-related business transactions, which were to have been finalized in September but have been delayed. Dr. Suarez has assured the Company that the delays are being resolved and that the financial procedures and resources required to start the development and construction process will be established immediately upon the resolution of those delays. However, there can be no assurance that the Company will realize any funding from Dr. Suarez or revenue from these projects.

         As a result, to date the Company has been unsuccessful in acquiring the necessary financing. In addition, there can be no assurance that such buyers and guarantees will be available or, if available, that it will be obtained on favorable terms. In addition, the Agreement contemplated that detailed definitive master development and construction agreements relating to the individual projects would be drafted and executed. To date, general agreements have been completed but the completion of individual project development and construction budgets and agreements has not occurred. Moreover, the Company's financing commitments have not materialized. As a result, there can be no assurance that the CIFASA project will be funded, that final definitive such agreements will be successfully consummated, or that the projects will be successfully completed or that work will continue.

         On October 25, 2004, the Company entered into a Consulting Agreement with Parkview Partners, ltd. ("Parkview"). Under the terms of the agreement, Parkview will advise the Company with respect to business development and may introduce the Company on a non-exclusive basis to sources of funding. Parkview will receive a cash fee and warrants in connection with the services to be rendered. Parkview may be entitled to funding if it assists in locating funding in connection with the Texas Property (discussed below).

         On November 1, 2004, the Company entered into a Purchase and Sale Agreement (the "RPP Agreement") with Rocky Point Partners, LLC ("RPP"). Gary T. Robinson, who has done and continues to do consulting work for the Company, is a managing member of RPP.

         Subject to the satisfaction of specified conditions, the RPP Agreement provides for the sale of approximately 151 acres of real property in Dallas, Dallas County, Texas (the "Texas Property") by RPP to the Company in exchange for $6,500,000 (the "Purchase Price"). The RPP Agreement calls for the payment of $500,000 in Earnest Money that will be paid in the form of two promissory notes in the principal amounts of $300,000 and $200,000. The $300,000 note will be due and payable in full at closing and, the $200,000 promissory note will be due and payable in a single balloon payment on the earlier of the eighteen month anniversary of that note or the resolution and removal of certain contingencies related to one tract of the property being purchased. .

         At closing, convertible promissory notes in the principal amount of $3,400,000 will be issued to RPP. These convertible promissory notes in the principal amount of $3,400,000 will be due and payable on the one year anniversary of the date these notes. Upon the satisfaction of various conditions on or after closing, additional convertible promissory notes in the principal amount of $2,600,000 will be issued to RPP as payment for the remaining Purchase Price. These convertible promissory notes in the principal amount of $2,600,000 will be due and payable on the one-year anniversary of the date of the notes. The convertible promissory notes in the principal amount of $6,000,000 will be convertible into a maximum of 5,000,000 shares of the Company's common stock.

         On November 1, 2004, the Company received a fully executed letter agreement (the "Letter Agreement"), dated October 26, 2004, with Park Avenue Mortgage Group, Inc. ("PAMG"). Under the Letter Agreement, PAMG will seek to obtain financing for the Company that is secured by the Property. PAMG will be entitled to a commission and warrants upon successful completion of a loan transaction on terms that are satisfactory to the Company. PAMG will be working with Parkview Partners, Ltd. in connection with such financing efforts.

         On December 10, 2004, the Company entered into a short-term Loan Agreement with TJ Management Group, LLC ("TJMG") for a six-month loan in the principal amount of $125,000. The final loan documents were executed and the loan was funded on December 17, 2004. The loan is secured by one of the three parcels of property acquired in the Rocky Point Partners, LLC. transaction outlined above, and is to be paid from proceeds obtained when financing of the property is completed. The proceeds of the loan were used for business operations both domestically and in Mexico.

         On December 20, 2004, the Company entered into a second short-term Loan Agreement with TJ Management Group, LLC ("TJMG") for a six-month loan in the principal amount of $150,000. The final loan documents were executed on December 22, 2004, and the loan was funded on December 29, 2004. The loan is secured by one of the three parcels of property acquired in the Rocky Point Partners, LLC transaction outlined above, and is to be paid from proceeds obtained when financing of the property is completed. The proceeds of the loan were used for business operations both domestically and in Mexico.

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

Results of Operations

         During the past two fiscal years the Company has had no revenues. The Company's operating costs and expenses were approximately $299,155 and $491,189 for the three and six months ended September 30, 2004, compared with costs and expenses of $177,964 and $350,186 for the comparable periods of the prior year. The operating costs during the 2004 periods were comprised of general and administrative expenses of $223,990 and $347,022 and interest expenses of $75,165 and $144,168 during the three and six month periods ended September 30, 2004. The general and administrative expenses were comprised primarily of start-up costs and expenses together with costs and expenses required to initiate the Company's business plan including legal, accounting and other business expenses. The interest expense related to interest accruing on the Company's debt obligations.

Liquidity

         As of September 30, 2004, the Company's current assets totaled approximately $59,793, its current liabilities totaled approximately $2,700,507 and it had a working capital deficit of ($2,640,714). The Company's current liabilities include accounts payable in the amount of $24,435, accrued interest on related party accounts and notes payable in the amount of $ 216,507, and related party payables in the amount of $569,565. The Company also has $1,890,000 in demand notes payable to related parties and others.

         The Company does not have sufficient funding to meet its short or long-term cash needs. The Company anticipates that it will need at least $5,000,000 to execute its business plan during the next twelve months. The Company has been in discussions to secure the capital required under its business plan. To date, the Company has no firm commitments to secure the required capital. To the extent possible, the Company may seek to raise additional funds through the sale of equity securities or by borrowing money to fund its business plan. There can be no assurance that the Company will be able to raise needed funds or that such funding will be available on reasonable terms. If the Company is unable to rise sufficient funding, it will be unable to execute its plan of operations or continue its business operations.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 5. Other Information

         On December 10, 2004, the Company entered into a short-term Loan Agreement with TJ Management Group, LLC ("TJMG") for a six-month loan in the principal amount of $125,000. The final loan documents were executed and the loan was funded on December 17, 2004. The loan is secured by one of the three parcels of property acquired in the Rocky Point Partners, LLC. transaction outlined above, and is to be paid from proceeds obtained when financing of the property is completed. The proceeds of the loan were used for business operations both domestically and in Mexico.

         On December 20, 2004, the Company entered into a second short-term Loan Agreement with TJ Management Group, LLC ("TJMG") for a six-month loan in the principal amount of $150,000. The final loan documents were executed on December 22, 2004, and the loan was funded on December 29, 2004. The loan is secured by one of the three parcels of property acquired in the Rocky Point Partners, LLC transaction outlined above, and is to be paid from proceeds obtained when financing of the property is completed. The proceeds of the loan were used for business operations both domestically and in Mexico.

Item 6. Exhibits and Reports on Form 8-K

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

        EXHIBIT
          NO.                      DESCRIPTION OF EXHIBIT
        -------                    ----------------------
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

         10.5 Asset Purchase Agreement by and between the Company and Santa Rosa Corporation, effective May 30, 2003 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 8-K, dated June 30, 2003).

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

         10.11 English translation of the Agreement by and between the Company, Dr. Luis R. Suarez, ACMT De Mexico S.A. DE C.V. and Southwest Management, dated August 23, 2004. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 3, 2004).

         10.12 Consulting Agreement by and between the Company and Parkview Partners, ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 25,
                  2004).

         10.13 Purchase and Sale Agreement by and between the Company and Rocky Point Partners, LLC, dated November 1, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 1, 2004).

        EXHIBIT
          NO.                      DESCRIPTION OF EXHIBIT
        -------                    ----------------------
         10.14 Earnest Money Promissory Note in the Principal Amount of $300,000 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated November 1, 2004).

         10.15 Earnest Money Promissory Note in the Principal Amount of $200,000(Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated November 1, 2004).

         10.16 Letter Agreement by and between the Company and Park Avenue Mortgage Group, Inc., dated October 26, 2004 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated November 1, 2004).

         10.17 Loan Agreement by and between the Company and TJ Management Group, LLC, dated December 10, 2004 and closed on December 17, 2004.

         10.18 Loan Agreement by and between the Company and TJ Management Group, LLC, dated December 21, 2004 and closed on December 29, 2004.

         31.1 Certification by under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification under Section 302 of the Sarbanes-Oxley Act of
                  2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K:

         Reports on Form 8-K

         The Company filed a current report on Form 8-K, dated August 31, 2004, reporting under Item 8.01 preliminary arrangements for development and construction financing.

         The Company filed a current report on Form 8-K, dated September 3, 2004, reporting under Item 1.01 the agreement for development and construction financing.

         The Company filed a current report on Form 8-K, dated October 25, 2004, reporting under Item 1.01 the execution of a consulting agreement with Parkview Partners, Ltd and under Item 4.01 a change in independent auditors.

         The Company filed a current report on Form 8-K, dated November 1, 2004, reporting under Item 1.01 an agreement relating to the acquisition by the Company of certain real property in Texas.

                                   SIGNATURES

         Pursuantto the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            NOXSO CORPORATION
                                            (Registrant)



Date: January 12, 2005                      By   /s/ Richard J. Anderson
                                              ----------------------------------
                                              Richard J. Anderson
                                              President and Principal Financial
                                              and Chief Accounting Officer