Form 10QSB
period 2004-12-31
NOXSO CORP
filed 2005-02-22
CIK 314307

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2004

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

                                 [X] Yes [ ] No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                         Outstanding as of February 16, 2005
             -----                         -----------------------------------
      Common Stock, $.01 par value                    14,312,150 shares

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               NOXSO CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)
                              Condensed Consolidated Balance Sheet
                                           (Unaudited)

                                        December 31, 2004
------------------------------------------------------------------------------------------------------------
              Assets

Current assets:
     Cash                                                                                 $         89,385
     Deposits and prepaid expenses                                                                  59,095
     Development Property                                                                        3,702,772
                                                                                          ----------------
                  Total current assets                                                           3,851,252


Property, plant and equipment                                                                    2,570,000
Perlite ore                                                                                      2,000,000
Deposits and other assets                                                                          166,236
                                                                                          ----------------
                  Total assets                                                            $      8,587,488
                                                                                          ================

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                     $          6,708
     Notes payable, short-term bridge                                                              275,000
     Accrued liabilities, ACMT operations and other                                                 42,751
     Accrued interest due related parties and others                                               262,652
     Related party payables                                                                        608,906
     Notes payable to related parties                                                            1,890,000
     Notes payable and convertible notes payable related to development property                 3,700,000
                                                                                          ----------------
                  Total current liabilities                                                      6,786,017
                                                                                          ----------------

Commitments and contingencies

Stockholders' equity:

     Preferred stock, $.01 par value, 20,000,000 shares authorized;
       0 shares issued and outstanding                                                                   -
     Common stock, $.01 par value, 80,000,000 shares authorized;
       11,937,150 shares issued and outstanding                                                    119,372
     Additional paid-in capital                                                                  3,598,553
     Deficit accumulated during the development stage                                           (1,916,454)
                                                                                          ----------------
                  Total stockholders' equity                                                     1,801,471
                                                                                          ----------------

                  Total liabilities and stockholders' equity                              $      8,587,488
                                                                                          ================


              See accompanying notes to condensed consolidated unaudited financial statements

                                                       2

                                               NOXSO CORPORATION AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                         Condensed Consolidated Statement of Operations
                                                           (Unaudited)


                                                                                                                   Cumulative
                                                                                                                  from Inception
                                                  Nine Months Ended                Three Months Ended             of Development
                                                    December 31,                       December 31,                  Stage to
                                         ---------------------------------   ---------------------------------      December 31,
                                              2004               2003              2004             2003                2004
                                         ---------------   ---------------   ---------------   ---------------   ----------------
Revenue                                  $             -   $             -   $             -   $             -   $              -
                                         ---------------   ---------------   ---------------   ---------------   ----------------

General and administrative expenses              544,385           297,313           197,362            57,667          1,582,305
                                         ---------------   ---------------   ---------------   ---------------   ----------------
      Loss From Operations                      (544,385)         (297,313)         (197,362)          (57,667)        (1,582,305)
                                         ---------------   ---------------   ---------------   ---------------   ----------------

Other Income (Expense)

  Interest expense                              (223,621)         (179,275)          (79,453)          (68,733)          (452,837)

  Other Income                                         -                 -                 -                 -            118,688
                                         ---------------   ---------------   ---------------   ---------------   ----------------

      Other Income (Expense)                    (223,621)         (179,275)          (79,453)          (68,733)          (334,149)
                                         ---------------   ---------------   ---------------   ---------------   ----------------

Net Loss                                 $      (768,006)  $      (476,588)  $      (276,815)  $      (126,400)  $     (1,916,454)
                                         ===============   ===============   ===============   ===============   ================

Net Loss Per Common Share                $         (0.06)  $         (0.07)  $         (0.02)  $         (0.02)
                                         ===============   ===============   ===============   ===============

Weighted Average Shares Outstanding           11,880,216         6,609,749        11,915,721         7,887,150
                                         ===============   ===============   ===============   ===============



                     See accompanying notes to condensed consolidated unaudited financial statements

                                                               3

                                       NOXSO CORPORATION AND SUBSIDIARIES
                                          (A Development Stage Company)
                                 Condensed Consolidated Statement of Cash Flows
                                                   (Unaudited)


                                                                                                       Cumulative
                                                                                                           from
                                                                                                       Inception of
                                                                          Nine Months Ended            Development
                                                                             December 31,                Stage to
                                                                   --------------------------------    December 31,
                                                                        2004             2003              2004
                                                                   ---------------- ---------------   ---------------
Cash Flows From Operating Activities:

Net Loss                                                           $    (768,006)   $    (476,588)     $  (1,916,454)

Adjustments to reconcile net loss to net cash used by operating activities:

Common stock issued for services                                          90,000                -            346,250

Common stock issued for interest and expenses                                  -                -            422,073

Impairment of acquisition costs                                                -                -            145,000
  Decrease in Other Current Assets -
    Accounts receivable                                                   (4,000)               -             (4,000)
    Other current assets                                                 (15,000)            (160)           (10,000)
    Preference Payments Receivable                                             -                -             (6,765)
  Increase (Decrease) in Liabilities -                                                          -
    Funds held in escrow                                                       -                -             98,152
    Amounts due related parties                                          376,763          260,852            211,829
    Accounts Payable                                                      (9,968)         (32,759)             6,708
    Accrued Liabilities                                                  194,906          179,363            188,101
    Accrued Liabilities - ACMT Mexico operations                          36,151                -             36,151

Other Income - Termination of Merger Agreement                                 -                -                  -
                                                                   -------------    -------------      -------------
Cash Flow (Used By) Operating Activities:                                (99,154)         (69,292)          (482,955)
                                                                   -------------    -------------      -------------
Cash Flows From Investing Activities:
  Development property acquisition costs - US                             (2,772)               -             (2,772)
  Production site development costs - ACMT Mexico                              -          (30,000)                 -
  Investment in Subsidiary                                                35,000                              35,000
  Advances for Acquisition & Payment of Liabilities                     (110,086)                           (110,086)
                                                                   -------------    -------------      -------------
Cash Flow (Used By) Investing Activities:                                (77,858)         (30,000)           (77,858)
                                                                   -------------    -------------      -------------
Cash Flows From Financing Activities:
  Proceeds from notes payable                                            275,000          100,000            275,000
  Payments on note payable                                               (10,000)                            (10,000)
  Amounts due related parties                                                  -                -            383,240
                                                                   -------------    -------------      -------------
Net cash provided by financing activities                                265,000          100,000            648,240
                                                                   -------------    -------------      -------------
Net Change in Cash                                                        87,988              708             87,427

Cash at Beginning of Period                                                1,397              226              1,958
                                                                   -------------    -------------      -------------
Cash at End of Period                                              $      89,385    $         934      $      89,385
                                                                   =============    =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Paid For:
    Interest                                                       $      31,750    $           -      $      32,750
    Income Taxes                                                   $           -    $           -      $           -


NON-CASH FINANCING ACTIVITIES
  Common stock issued for services                                 $      90,000    $           -      $     346,250


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's March 31, 2004 Annual Report on Form 10-KSB. The results of operations for the Nine months ended December 31, 2004, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005. The Company's significant accounting policies are set forth in Note 1 to the Company's consolidated financial statements in its March 31, 2004 Annual Report on Form 10-KSB.

(2)      Acquisition Status

         On May 5, 2004, the Company made an initial payment under a Security Purchase Agreement ("SPA") with two sole owners of Grupo Industrial Potro S.A. DE C.V. ("Grupo"), domiciled in Puebla, Mexico. The agreement is effective as of April 29, 2004. Under the terms of the agreement, the Company will acquire all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. The SPA is subject to Grupo providing to the Company written substantiation and verification of certain original legal, administrative and financial documentation ("documentation") for a final closing to occur. As of December 31, 2004, due to circumstances of both parties such documentation and substantiation provided has been either incomplete or inadequate, or has not been provided by Grupo to the Company. Until Grupo provides such documentation and substantiation to the Company a final closing cannot occur. Also, it is possible that the terms of the acquisition may be reduced subject to the receipt of such complete documentation and substantiation. When the final closing occurs Grupo may become a wholly owned subsidiary of the Company. The Company is currently evaluating the most effective way to utilize Grupo and/or its assets under the enhanced focus of its operations in developing its constructions systems, project development and the products business in Mexico.

(3)      Significant Events

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

         On November 1, 2004, the Company entered into a Purchase and Sale Agreement (the "RPP Agreement") with Rocky Point Partners, LLC ("RPP"). Gary T. Robinson, who has done consulting work for the Company, is a managing member of RPP.

         Subject to the satisfaction of specified conditions, the RPP Agreement initially provided for the sale of approximately 151 acres of real property in Dallas, Dallas County, Texas (the "Texas Property") by RPP to the Company in exchange for $6,500,000 (the "Purchase Price"). The RPP Agreement called for the payment of $500,000 in Earnest Money that was to be paid in the form of two promissory notes in the principal amounts of $300,000 and $200,000. The $300,000 note was to be due and payable in full at closing, subject to certain contingencies, and the $200,000 promissory note was to be due and payable in a single payment on the earlier of the resolution of the contingencies or eighteen month anniversary of that note. At closing, convertible promissory notes in the principal amount of $3,400,000 were to be issued to RPP. These convertible promissory notes, were to be convertible on demand into shares of the Company's common stock at the holder's option, and were to be due and payable on the one-year anniversary of the date of these notes. Upon the satisfactory resolution of the condition of the one parcel with the flood plain designation, additional convertible promissory notes up to the principal amount of $2,600,000 would be issued to RPP as payment for the remaining Purchase Price, subject to the appraised value of the flood plain parcel. These convertible promissory notes in the principal amount of $2,600,000 would be due and payable on the one-year anniversary of the date of the notes. The convertible promissory notes in total can be converted into a maximum of 5,000,000 shares of the Company's common stock.

         By oral agreement, following discussions initiated in November and continuing into December 2004, the Company and RPP agreed to amend the agreement as follows. All conditions to closing were waived, the transaction closed and RPP became legally obligated to transfer the property to the Company. RPP continues to be responsible for the costs required to resolve all of the conditions in the agreement. In consideration for the purchase of the property, the $300,000 promissory note referenced above and the $3,400,000 in convertible promissory notes referenced above were issued to RPP. The Company agreed to restructure the consideration for the purchase of the property by revising the terms of the $200,000 promissory note referenced above into the same terms as the $300,000 promissory note, and reducing the principal amount of the $3,400,000 in convertible promissory notes to $3,200,000, thereby maintaining the amount being paid for the property, prior to the satisfactory resolution of the flood plain designation, at $3,700,000, as set forth in the agreement based on an independent appraisal of the property. These changes were agreed to due to the estimated costs for the resolution of the contingencies related to the property, which remain the responsibility of RPP. This change required a change in the principal amount of the second group of convertible promissory notes as referenced above, from $2,600,000 to $2,800,000. These convertible promissory notes will not be issued until the satisfactory resolution of the flood plain designation and other contingencies. The terms of the transaction remain otherwise unaltered.

         Legal title to the Texas Property has not passed to the Company nor has final title work been completed. Moreover, title to the Texas Property currently resides in an entity called Flowerdale, LLC ("Flowerdale"). Flowerdale's managing member has represented that Flowerdale is obligated to transfer the property to RPP under terms of a purchase and sale agreement with RPP, and intends to do so. However, there can be no assurance that when the Company obtains title to the Texas Property all of the issues and conditions affecting the property will be favorably resolved or that the property may not be subject to other unanticipated liens or encumbrances.

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

(4)      Subsequent Events

         During the first part of January 2005, the Company received notice from the Clerk of the Corporation Commission of the Commonwealth of Virginia, the state of domicile of the Company, that as of January 6, 2005, the Company's Authorized Capital Amendment to the Articles of Incorporation was approved and made effective as of that date. The stockholders at a Special Stockholder's Meeting in May 2004, representing approximately 88% of the total outstanding shares of the Company, approved the increase in the authorized capital with 99.99% of the shares represented at the meeting voting in favor of the increase. Formerly, the Company's authorized capital was 20,000,000 shares of Common Stock with a par value of $0.01 each. Now, the Company's authorized capital is 80,000,000 shares of Common Stock with a par value of $0.01 each, and 20,000,000 shares of Preferred Stock with a par value of $0.01 each, for a total combined authorized capitalization of 100,000,000 shares of stock with a par value of $0.01 each. This change has been retroactively reflected in the accompanying balance sheet.

         Effective January 31, 2005, the Company approved the issuance of 750,000 shares of restricted common stock to SWAA in consideration for the extension for two six-month extensions of a promissory note issued by the Company to SWAA on May 14, 2003 with an initial term of one year under the real estate purchase agreement for the production facility site in Tepeaca, Mexico. These shares were issued on February 4, 2005. With the issuance of these shares, SWAA holds 5,518,904 shares of the issued and outstanding shares of the Company.

         Effective January 31, 2005, the Company issued to Patronus Industries, LC, an affiliate of Richard Anderson, 550,000 shares of restricted common stock of the Company in payment of $110,000 for a portion of the current liability due and payable to Patronus Industries, LC, which has been incurred over the past two years by the Company under the terms of compensation agreement for the services of Mr. Anderson. With the issuance of these shares, Patronus Industries, LC holds 1,050,000 shares of the issued and outstanding shares of the Company.

         In January 2005, the Company agreed to issue to SouthWest Management Company 350,000 shares of restricted common stock in exchange for the cancellation of a loan payable to the Company to SouthWest Management Company in the principal amount of $75,000 originally incurred in May 2003 as part of the purchase of the Mexican subsidiary. With the issuance of these shares, SouthWest Management Company will hold 845,000 shares of the issued and outstanding shares of the Company.

         On January 31, 2005, the Company agreed to issue as payment for services rendered on the board of directors, 100,000 shares of common stock each to Richard J Anderson and Don Stevens, and 75,000 shares of common stock to Dr. Robert A. Arbon.

         On February 1, 2005, the Company agreed to issue to Donald L. Stevens 400,000 shares of the Company's restricted common stock duly authorized, fully paid and non-assessable for past analytical and evaluation services performed related to Corporate agreements, stockholder relations, stock market analysis and public relations.

(5)      Going Concern

         As of December 31, 2004, the Company has a deficit in working capital, no source of revenues, and no operations. Management is seeking, through the issuance of equity or debt, to obtain the required capital needed to follow its business plan and commence the generation of revenues and full operations. There are no assurances the Company will be able to obtain the needed capital and these matters raise substantial doubt about the Company's ability to continue as a going concern.


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

         On May 5, 2004, the Company made an initial payment under a Security Purchase Agreement ("SPA") with two sole owners of Grupo Industrial Potro S.A. DE C.V. ("Grupo"), domiciled in Puebla, Mexico. The agreement is effective as of April 29, 2004. Under the terms of the agreement, the Company will acquire all of the outstanding equity securities of Grupo in consideration for promissory notes in the aggregate principal amount of $100,000 and 350,000 shares of the Company's restricted common stock. The SPA is subject to Grupo providing to the Company written substantiation and verification of certain original legal, administrative and financial documentation ("documentation") for a final closing to occur. As of February 15, 2005, due to circumstances of both parties such documentation and substantiation provided has been either incomplete or inadequate, or has not been provided by Grupo to the Company. Until Grupo provides such documentation and substantiation to the Company a final closing cannot occur. Also, it is possible that the terms of the acquisition may be reduced subject to the receipt of such complete documentation and substantiation. When the final closing occurs Grupo may become a wholly owned subsidiary of the Company. The Company is currently evaluating the most effective way to utilize Grupo and/or its assets under the enhanced focus of its operations in developing its constructions systems, project development and the products business in Mexico.

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

In consideration for his services under the Agreement, Dr. Suarez is entitled to receive one-third of the net profits on each project he assists in financing. Since the execution of the Agreement, Dr. Suarez has been engaged in completing certain other un-related business transactions, which were to have been finalized in September but have been delayed. Dr. Suarez has again assured the Company that the delays are being resolved and that the financial procedures and resources required to start the development and construction process will be established immediately upon the resolution of those delays. As of the filing date the issues remain un-resolved. However, there can be no assurance that the Company will realize any funding from Dr. Suarez or revenue from these projects.

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

         On October 25, 2004, the Company entered into a Consulting Agreement with Parkview Partners, ltd. ("Parkview"). Under the terms of the agreement, Parkview will advise the Company with respect to business development and may introduce the Company on a non-exclusive basis to sources of funding. Parkview will receive a cash fee and warrants in connection with the services to be rendered. Parkview may be entitled to funding if it assists in locating funding in connection with the Texas Property (discussed below). This agreement was terminated by the Company in January 2005.

         On November 1, 2004, the Company entered into a Purchase and Sale Agreement (the "RPP Agreement") with Rocky Point Partners, LLC ("RPP"). Gary T. Robinson, who has done consulting work for the Company, is a managing member of RPP.

         Subject to the satisfaction of specified conditions, the RPP Agreement initially provided for the sale of approximately 151 acres of real property in Dallas, Dallas County, Texas (the "Texas Property") by RPP to the Company in exchange for $6,500,000 (the "Purchase Price"). The RPP Agreement called for the payment of $500,000 in Earnest Money that was to be paid in the form of two promissory notes in the principal amounts of $300,000 and $200,000. The $300,000 note was to be due and payable in full at closing, subject to certain contingencies, and the $200,000 promissory note was to be due and payable in a single payment on the earlier of the resolution of the contingencies or eighteen month anniversary of that note. At closing, convertible promissory notes in the principal amount of $3,400,000 were to be issued to RPP. These convertible promissory notes, were to be convertible on demand into shares of the Company's common stock at the holder's option, and were to be due and payable on the one year anniversary of the date these notes. Upon the satisfactory resolution of the condition of the one parcel with the flood plain designation, additional convertible promissory notes up to the principal amount of $2,600,000 would be issued to RPP as payment for the remaining Purchase Price, subject to the appraised value of the flood plain parcel. These convertible promissory notes in the principal amount of $2,600,000 would be due and payable on the one-year anniversary of the date of the notes. The convertible promissory notes in total can be converted into a maximum of 5,000,000 shares of the Company's common stock.

         By oral agreement, following discussions initiated in November and continuing into December 2004, the Company and RPP agreed to amend the agreement as follows. All conditions to closing were waived, the transaction closed and RPP became legally obligated to transfer the property to the Company. RPP continues to be responsible for the costs required to resolve all of the conditions in the agreement. In consideration for the purchase of the property, the $300,000 promissory note referenced above and the $3,400,000 in convertible promissory notes referenced above were issued to RPP. The Company agreed to restructure the consideration for the purchase of the property by revising the terms of the $200,000 promissory note referenced above into the same terms as the $300,000 promissory note, and reducing the principal amount of the $3,400,000 in convertible promissory notes to $3,200,000, thereby maintaining the amount being paid for the property, prior to the satisfactory resolution of the flood plain designation, at $3,700,000, as set forth in the agreement based on an independent appraisal of the property. These changes were agreed to due to the estimated costs for the resolution of the contingencies related to the property, which remain the responsibility of RPP. This change required a change in the principal amount of the second group of convertible promissory notes as referenced above, from $2,600,000 to $2,800,000. These convertible promissory notes will not be issued until the satisfactory resolution of the flood plain designation and other contingencies. The terms of the transaction remain otherwise unaltered.

         Legal title to the Texas Property has not passed to the Company nor has final title work been completed. Moreover, title to the Texas Property currently resides in an entity called Flowerdale, LLC ("Flowerdale"). Flowerdale's managing member has represented that Flowerdale is obligated to transfer the property to RPP under terms of a purchase and sale agreement with RPP, and intends to do so. However, there can be no assurance that when the Company obtains title to the Texas Property all of the issues and conditions affecting the property will be favorably resolved or that the property may not be subject to other unanticipated liens or encumbrances.

         On November 1, 2004, the Company received a fully executed letter agreement (the "Letter Agreement"), dated October 26, 2004, with Park Avenue Mortgage Group, Inc. ("PAMG"). Under the Letter Agreement, PAMG will seek to obtain financing for the Company that is secured by the Property. PAMG will be entitled to a commission and warrants upon successful completion of a loan transaction on terms that are satisfactory to the Company. PAMG will be working with Parkview Partners, Ltd. in connection with such financing efforts. This agreement was terminated by the Company in January 2005.

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

Results of Operations

         During the past two fiscal years the Company has had no revenues. The Company's operating costs and expenses were approximately $276,815 and $768,006 for the three and nine months ended December 31, 2004, compared with costs and expenses of $126,400 and $476,588 for the comparable periods of the prior year. The operating costs during the 2004 periods were comprised of general and administrative expenses of $197,362 and $544,385 and interest expenses of $79,453 and $223,621 during the three and nine month periods ended December 31,2004. The general and administrative expenses were comprised primarily of start-up costs and expenses together with costs and expenses required to initiate the Company's business plan including legal, accounting and other business expenses. The interest expense related to interest accruing on the Company's debt obligations.

Liquidity

         As of December 31, 2004, the Company's current assets totaled approximately $3,851,252, its current liabilities totaled approximately $6,786,017 and it had a working capital deficit of ($2,934,765). The Company's current liabilities include accounts payable in the amount of $6,708, accrued interest on related party accounts and notes payable in the amount of $ 262,652, and related party payables in the amount of $608,906. The Company also has $1,890,000 in demand notes payable to related parties and others, and $3,700,000 in demand and convertible notes payable related to the acquisition of the development property.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities

         Effective January 31, 2005, the Company approved the issuance of 750,000 shares of restricted common stock to SWAA in consideration for the extension for two six-month extensions of a promissory note issued by the Company to SWAA on May 14, 2003 with an initial term of one year under the real estate purchase agreement for the production facility site in Tepeaca, Mexico. These shares were issued on February 4, 2005. With the issuance of these shares, SWAA holds 5,518,904 shares of the issued and outstanding shares of the Company.

         Effective January 31, 2005, the Company issued to Patronus Industries, LC, an affiliate of Richard Anderson, 550,000 shares of restricted common stock of the Company in payment of $110,000 for a portion of the current liability due and payable to Patronus Industries, LC, which has been incurred over the past two years by the Company under the terms of compensation agreement for the services of Mr. Anderson. With the issuance of these shares, Patronus Industries, LC holds 1,050,000 shares of the issued and outstanding shares of the Company.

         In January 2005, the Company agreed to issue to SouthWest Management Company 350,000 shares of restricted common stock in exchange for the cancellation of a loan payable by the Company to SouthWest Management Company in the principal amount of $75,000 originally incurred in May 2003 as part of the purchase of the Mexican subsidiary. With the issuance of these shares, SouthWest Management Company will hold 845,000 shares of the issued and outstanding shares of the Company.

         On January 31, 2005, the Company agreed to issue as payment for services rendered on the board of directors, 100,000 shares of common stock each to Richard J Anderson and Don Stevens, and 75,000 shares of common stock to Dr. Robert A. Arbon.

         On February 1, 2005, the Company agreed to issue to Donald L. Stevens 400,000 shares of the Company's restricted common stock duly authorized, fully paid and non-assessable for past analytical and evaluation services performed related to Corporate agreements, stockholder relations, stock market analysis and public relations.

         In December 2004, the Company issued convertible promissory notes in the principal amount of $3,200,000 to RPP in partial consideration for the purchase price of the Texas Property. These notes are convertible into restricted shares of common stock at the rate of $1.20 per share, or 2,666,666 shares.

         The issuance of the securities in the transactions described above were exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulation D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

Item 5. Other Information

         On May 6, 2004, the Company held a Special Stockholder's Meeting for the purpose of submitting to a vote the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of capital stock from 20,000,000 to 100,000,000, comprised of 80,000,000 shares of common stock with a par value of $.01 per share and 20,000,000 shares of blank check preferred stock with a par value of $.01 per share. In January 2005, the Clerk of the Corporation Commission notified the Company that the change in the authorized capital has been approved and the Company's records changed as of January 6, 2005. That change has been retroactively recorded in the financial statements of the Company as of December 31, 2004.

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

         3(i).3 Articles of Amendment, confirmed and recorded as of January 6, 2005.

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

         10.15 Earnest Money Promissory Note in the Principal Amount of $200,000 (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated November 1, 2004).

         10.16 Letter Agreement by and between the Company and Park Avenue Mortgage Group, Inc., dated October 26, 2004 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated November 1, 2004).

         10.17 Loan Agreement by and between the Company and TJ Management Group, LLC, dated December 10, 2004 and closed on December 17, 2004. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB, dated September 30,
                  2004).

         10.18 Loan Agreement by and between the Company and TJ Management Group, LLC, dated December 21, 2004 and closed on December 29, 2004. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB, dated September 30,
                  2004).

         10.19 Letter agreement confirming the original terms of sale of the Texas Property to the Company by Rocky Point Partners, LLC agreement

         10.20 Convertible Promissory notes in the aggregate original principal amount of $3,200,000 payable to Rocky Point Partners, LLC.

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

                                            NOXSO CORPORATION
                                            (Registrant)



Date: February 16, 2005                     By   /s/ Richard J. Anderson
                                              ----------------------------------
                                              Richard J. Anderson
                                              President and Principal Financial
                                              and Chief Accounting Officer